Form 10-Q
LATSHAW ENTERPRISES INC
filed 1995-03-14
CIK 23236

FORM 10-Q



                     SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C. 20549



QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended January 28, 1995

Commission file number  1-6072


                            LATSHAW ENTERPRISES, INC.
                              Name of Registrant




            Delaware                         44-0427150
      State of Incorporation            Employer's I.D. Number


                            2533 S. West Street
                            Wichita, Kansas 67217
                    Address of principal executive offices



                               (316) 942-7266
                        Registrant's telephone number



Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                         YES   [X]        NO    [ ]

Common Stock, $2 Par Value -- 496,584 Shares Outstanding at 1-28-95

                                INDEX



                        LATSHAW ENTERPRISES, INC.




PART I.   FINANCIAL INFORMATION


Item 1.  Condensed Financial Statements (Unaudited).

         Consolidated Balance Sheets - January 28, 1995 and October 29, 1994.

         Consolidated Statements of Income - For the three months ended January 28, 1995 and January 29, 1994.

         Notes to Consolidated Financial Statements.

         Consolidated Statements of Cash Flows - For the three months ended January 28, 1995 and January 29, 1994.



Item 2.   Management's Discussion and Analysis of Financial
          Condition and Results of Operations



PART II.  OTHER INFORMATION


Item 1.  Legal Proceedings

Item 5.  Other Information

Item 6.  Exhibits and Reports on Form 8-K.




SIGNATURES

PART I - FINANCIAL INFORMATION
ITEM 1.  Financial Statements
LATSHAW ENTERPRISES, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS (In thousands)
(Unaudited)

                                             January 28,          October 29,
                                                1995                 1994


ASSETS
Current assets:
  Cash and cash equivalents                   $    195             $    184
  Marketable equity securities,
  at lower of cost or market                       465                  415
  Accounts and notes receivable - net            7,609                5,939
  Inventories, at lower of cost (LIFO)
  or market                                      7,573                7,721
  Deferred income taxes                            663                  663
  Prepaid expenses                                 252                  405

Total Current Assets                            16,757               15,327

Property, plant and equipment at cost           17,841               17,497
  Less accumulated depreciation and
  amortization                                 (11,371)             (11,086)
                                                 6,470                6,411
Other assets                                       243                  226
                                               $23,470              $21,964
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Notes payable                               $  3,333             $  2,099
  Accounts payable                               2,702                2,828
  Current portion of long-term debt                 49                   49
  Accrued expenses                               1,569                1,924
  Income taxes payable                             258                    -
Total Current Liabilities                        7,911                6,900

Long-term debt, less current portion             2,815                2,827
Pensions and deferred compensation               1,569                1,571
Postretirement benefit obligation                  296                  288
Deferred income taxes                              172                  172

Shareholders' equity
  Preferred stock, no par value:
   Authorized shares - 500,000, none issued          -                    -
  Common stock, $2 par value:
   Authorized shares - 1,500,000
   Issued shares - 1,002,162                     2,004                2,004
  Class C common stock, $2 par value:
   Authorized shares - 1,000,000 in 1992,
   none issued                                       -                    -
  Additional paid-in capital                     5,015                5,015
  Unrealized gains on available-
   for-sale securities                              32                    -
  Retained earnings                             14,109               13,636
                                                21,160               20,655
  Less cost of common stock held
   in treasury, 505,578 shares in
   1995 and 505,058 in 1994                    (10,453)             (10,449)

                                                10,707               10,206
                                              $ 23,470             $ 21,964

LATSHAW ENTERPRISES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
(In thousands except per share data)
(Unaudited)
                                                    Three Months Ended
                                              January 28,         January 29,
                                                 1995                1994

Net sales                                     $ 11,072             $  9,348
Cost of sales                                    8,561                7,075

Gross Profit                                     2,511                2,273

Selling, general and administrative expenses     1,634                1,411
Interest expense                                   113                   73
Loss on sale of marketable equity securities         -                  468
Unrealized gain on marketable equity securities      -                 (494)
Other - net                                         12                   (7)
Income before income taxes                         752                  822
Income tax provision                               279                  280
Net income                                     $   473             $    542

Net income per common and
common equivalent share:

Primary                                        $   .91             $   1.06
Fully Diluted                                  $   .50             $    .56


Common and common equivalent
shares outstanding:

Primary                                            519                  509
Fully diluted                                    1,019                1,020



Notes to Consolidated Financial Statements:

The condensed financial statements included herein have been prepared by the Company without audit, and in the opinion of management, reflect all the adjustments necessary to fairly present the Company's results of operations for the period. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. Although the Company believes that the disclosures are adequate to make the information presented not misleading, it is suggested that these condensed financial statements be read in conjunction with the financial statements and the notes thereto included in the Company's latest annual report.

Net Income Per Share

The computation of primary earnings per common and common equivalent share is based on the weighted average number of outstanding common shares and additional shares assuming the exercise of dilutive stock options. The computation of fully diluted earnings per share further assumes conversion of the variable interest rate convertible debentures.

LATSHAW ENTERPRISES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands except share data)
(Unaudited)
                                                    Three Months Ended
                                              January 28,         January 29,
                                                 1995                1994

Operating activities
 Net income                                    $   473              $   542
 Adjustments to reconcile net income to
 net cash provided by operating activities:
   Depreciation and amortization                   285                  233
   Deferred compensation                            (2)                  (2)
   Postretirement benefits                           8                    6
   Loss (Gain) on sale of marketable
    equity securities                                -                  468
   Unrealized gain on marketable
    equity securities                                -                 (494)
   Provision for loss on accounts receivable         6                   25
   Changes in operating assets and liabilities
    affecting cash and cash equivalents:
      Accounts and notes receivable             (1,676)              (1,719)
      Inventories                                  148                 (165)
      Refundable income taxes                        -                  138
      Prepaid expenses                             153                    8
      Accounts payable                            (126)                 (95)
      Accrued expenses                            (355)                 (59)
      Accrued income taxes payable                 240                   67

Net cash used in operating activites              (846)              (1,047)

Investing activities
   Purchases of property, plant and equipment     (344)                (575)
   Proceeds from sale of marketable equity
    securities                                       -                   75
   Other                                           (17)                  37

Net cash used in investing activities             (361)                (463)

Financing activities
   Payments of notes payable                       (58)                 (86)
   Proceeds from issuance of notes payable       1,292                1,650
   Payments of long-term debt                      (12)                (204)
   Proceeds from issuance of long-term debt          -                  198
   Purchase of treasury stock                       (4)                  (6)

Net cash provided by financing activities        1,218                1,552

Increase in cash and cash equivalents               11                   42

Cash and cash equivalents at beginning
 of period                                         184                  174

Cash and cash equivalents at end of period     $   195              $   216






Item 2.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

     Net sales for the first quarter of 1995 increased 18.4 percent to $11,072,000 compared to $9,348,000 for the same period in 1994. All operating divisions of the Company had sales increases this quarter over the same period last year. Demand for the Company's products remained strong throughout the first quarter of 1995. Improvement in the general economic conditions appears to have had a favorable effect on many of our customers.
     Gross profit was 22.7 percent in the first quarter of 1995 compared to
24.3 percent for the same period in 1994. Operating efficiencies resulting from the higher sales volume did not offset higher material costs that all divisions experienced in the first quarter of 1995. The Company's material suppliers have been experiencing increased demand for their products and as a result have increased their prices. Management is currently evaluating this trend to see that these changes are reflected in the Company's product pricing.
     Selling, general and administrative expenses increased $223,000 in the first quarter of 1995 when compared to the same period in 1994. However, as a percentage of sales these costs were 14.8 percent in 1995 as compared to 15.1 percent in 1994 due to the economies of scale provided by the increased sales. The higher costs in 1995 were primarily the result of increased commissions and performance bonuses due to the higher sales volume.
     Interest expense was $113,000 for the first quarter of 1995 compared to $73,000 for the same period a year earlier. This increase was due to additional debt incurred to meet the working capital requirements of higher sales volume plus bank borrowing's used to fund asset acquisitions. Borrowing costs in 1995 were also higher because of an increase in interest rates the Company paid on its outstanding convertible subordinated debentures and bank borrowings.

     In the first quarter of 1994, the Company sold 35,458 shares of Standard Brands Paint common stock for $75,000. This resulted in a realized loss of $468,000. During the same period in 1995 there were no such sales.
     The Company, in the first quarter of 1994, recorded a $494,000 unrealized gain on marketable equity securities. This unrealized gain was the result of the Company's policy of carrying its marketable equity securities at the lower of aggregate cost or market value. Effective October 30, 1994, the Company adopted the provisions of Statement of Financial Accounting Standards (SFAS), No. 115 on "Accounting for Certain Investments in Debt and Equity Securities." In accordance with SFAS No. 115, the Company has determined that its marketable equity securities are considered to be "available-for-sale" and that any unrealized gains or losses are to be reported net of tax, as a separate component of shareholders' equity. At October 30, 1994 and January 28, 1995, the pretax unrealized gain on marketable equity securities was $14,000 and $50,000, respectively.
     The effective income tax rate was 37.1 percent in the first quarter of
1995 compared to 34.1 percent in the first quarter of 1994.   The lower
effective rate in 1994 was attributable to the effects of changes in the valuation reserve related to the cumulative unrealized capital losses on the Company's marketable equity securities and certain contributions of qualified use property.
     The Company had net income for the first quarter in 1995 of $473,000 or 91 cents per share (primary) and 50 cents per share (fully diluted). For the same period in 1994 the Company had a net profit of $542,000 or $1.06 per share (primary) and 56 cents per share (fully diluted).
     The computation of primary earnings per common and common equivalent share is based on the weighted average number of outstanding common shares and additional shares assuming the exercise of dilutive stock options. The computation of fully diluted earnings per share assumes conversion of the variable rate convertible debentures.

     In the first quarter of 1995, the Company used $846,000 in its operating activities and $344,000 for its investment in property, plant and equipment. These cash uses were funded by drawing on the available bank lines of credit. Growth in trade receivables and equipment purchases were the primary reasons for this cash requirement which resulted primarily from the effects of higher sales volume.
     As of January 28, 1995, the Company, through its subsidiary Wescon Products, had an unused line of credit for short-term bank borrowings of $2,100,000 remaining on the $5,000,000 available, providing for interest at prime. The Company, through its subsidiary Helton, Inc., also has outstanding borrowings of $322,000 at January 28, 1995 on a $350,000 bank line of credit. Management believes that the combination of funds available through its bank lines of credit along with the anticipated cash flow from operations will provide the capital resources necessary to meet the Company's working capital needs. Despite the Company's existing capital resources, opportunities may arise that Management believes would enhance the value of the Company that could require financing not currently provided for.
     At the current rate of growth of sales, the Company's existing facilities will reach full production capacity in the near future. The Company has approved the addition of approximately $285,000 to its 1995 capital budget to fund expansion of one of its existing facilities.

PART II - OTHER INFORMATION
Item 1. - Legal Proceedings
     Except as set forth below, there are no material pending legal proceedings other than ordinary routine litigation incidental to the business, to which either the Company or its subsidiaries are a party or of which any of the property of such entities is the subject.
     On August 13, 1993 the Company received an inquiry from the United States Environmental Protection Agency ("EPA") concerning the disposal of hazardous substances at the Doepke-Holliday Super Fund Site (the "Site") in Johnson County, Kansas. In the letter, the EPA stated that it had information indicating that wastes from the Company were disposed of at the Site. The Company has no records of any such disposal of wastes at the Site. However, the Company no longer has access to most of the records of two divisions which it operated during the relevant time period and subsequently sold, a paint and chemical coatings division and a manufactured housing division.
     The Company recently agreed to participate in the Holliday Remediation Task Force (the Task Force), a group of potentially responsible parties for the Site. The Task Force currently has 40 active members and is negotiating participation by other potentially responsible parties. Parties who join the task force agree to participate at one of five specified levels of contribution based upon the Task Force's assessment of liability and to pay a portion of future response and remediation costs based upon their specified level of contribution. The Company will participate in the third contribution level and the Task Force's preliminary estimate of the amount of financial contribution which may be required from the Company at that level is $75,000 to $100,000. The Task Force has provided the Company with a written participation agreement and the Company has paid an initial contribution of $20,185 to the Task Force. The Task Force has not yet entered into a consent decree with the EPA so neither ultimate liability nor costs are ascertainable at this time. Based upon the information provided by the Task Force, the Company estimates the amount of the financial contribution by the Company, including legal and consulting costs associated with the contingency, that may be required will be $150,000.
     At October 29, 1994, the Company accrued a current liability of $150,000 relating to this contingency. The Company does not expect final closure of this matter during fiscal year 1995. As a result of this matter, the Company has requested copies of insurance policies that were in effect during the period the contamination allegedly took place. The Company plans to evaluate the coverage that existed during this period and determine whether a claim should be filed with the carrier. The Company's ability to obtain contribution from the insurance carrier is not ascertainable at this time.
     In the event the Company ultimately pays certain costs as a potentially responsible party, or in the event the Company is ultimately found liable in connection with the Site, it is the opinion of management, based upon currently available information, that any such costs or liability is not likely to materially vary from the amount accrued at October 29, 1994.
Item 5. - Other Information - None
Item 6. - Exhibits and Reports on Form 8-K
                  (a)      Exhibits
                           (11)  Primary and Fully Diluted Net Income
                                 per Common Share Computation

                           (27)  Financial Data Schedule

                  (b)      Reports on Form 8-K - None


                                 SIGNATURES

Pursuant to the requirements of the Securities Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                      LATSHAW ENTERPRISES, INC.
                                      Registrant

March 10, 1995                        Michael E. Bukaty
Date                                  Michael E. Bukaty
                                      President

March 10, 1995                        David G. Carr
Date                                  David G. Carr
                                      Sr. Vice President, CFO

                             EXHIBIT INDEX





Assigned
Exhibit Number         Description of Exhibit


(11)                   Primary and Fully Diluted
                       Net Income per Common Share
                       Computation

(27)                   Financial Data Schedule