Form 10-Q
period 1995-04-29
LATSHAW ENTERPRISES INC ET AL
filed 1995-06-13
CIK 23236

FORM 10-Q



                  SECURITIES AND EXCHANGE COMMISSION
                       Washington, D.C. 20549







               QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                      THE  SECURITIES EXCHANGE ACT OF 1934



For the quarterly period ended April 29, 1995



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

               Yes [ X ]            No [   ]

Common Stock, $2 Par Value-496,193 Shares Outstanding at 4-29-95

                                  INDEX
                       LATSHAW ENTERPRISES, INC.



Part I.  Financial Information

Item 1.  Condensed Financial Statements (Unaudited).

         Consolidated Balance Sheets - April 29, 1995 and October
         29, 1994.

         Consolidated Statements of Income - For the three months and six months ended April 29, 1995 and April 30, 1994.

         Notes to Consolidated Financial Statements.

         Consolidated Statements of Cash Flows - For the six months ended April 29, 1995 and April 30, 1994.


Item 2.  Management's Discussion and Analysis of Financial
         Condition and Results of Operations


Part II.  Other Information

Item 6.   Exhibits and Reports on Form 8-K.

Signatures

PART I - FINANCIAL INFORMATION
ITEM 1.  Financial Statements
LATSHAW ENTERPRISES, INC. AND SUBSIDIARIES
CONSOLIDATED  BALANCE SHEETS  (In thousands)



                                       April 29,   October 29,
                                         1995         1994

Assets
Current assets:


     Cash and cash equivalents         $    255    $    184
     Marketable equity securities,
       at lower of cost or market           450         415
     Accounts and notes receivable-net    7,384       5,939

     Inventories, at lower of cost
       (LIFO) or market                   7,824       7,721
     Deferred income taxes                  663         663
     Prepaid expenses                       203         405

Total current assets                     16,779      15,327

Property, plant and equipment at cost    18,182      17,497
      Less accumulated depreciation
        and amortization                (11,659)    (11,086)
                                          6,523       6,411
Other assets                                233         226

                                        $23,535     $21,964



Liabilities and Shareholders' Equity
Current liabilities:
      Notes payable                     $ 2,428    $ 2,099
      Accounts payable                    2,887      2,828
      Current portion of long-term debt      49         49
      Accrued expenses                    1,713      1,924
      Income taxes payable                  158          -

Total current liabilities                 7,235      6,900

Long-term debt, less current portion      2,803      2,827

Pensions and deferred compensation        1,567      1,571

Postretirement benefit obligation           303        288

Deferred income taxes                       172        172

Shareholders' equity
      Preferred stock, no par value:
          Authorized shares - 500,000,
            none issued                       -          -
      Common stock, $2 par value:
          Authorized shares - 1,500,000
          Issued shares - 1,002,162       2,004       2,004
      Class C common stock, $2 par
        value: Authorized shares -
        1,000,000 in 1992, none issued        -           -
      Additional paid-in capital          5,015       5,015
      Unrealized gains on available-
        for-sale securities                  22           -
      Retained earnings                  14,870      13,636

                                         21,911      20,655

      Less cost of common stock
        held in treasury,
          505,969 shares in 1995
          and 505,058 in 1994           (10,456)    (10,449)

                                         11,455      10,206

                                        $23,535     $21,964

                   (This is an unaudited statement)




LATSHAW ENTERPRISES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
(In thousands except per share data)



                              Three Months Ended    Six Months Ended
                             April 29,  April 30,  April 29,  April 30,
                              1995       1994       1995       1994

______________________________________________________________________

Net sales                    $11,682    $10,422    $22,754    $19,770
Cost of sales                  8,762      7,687     17,323     14,762

Gross Profit                   2,920      2,735      5,431      5,008

Selling, general and
  administrative expenses      1,566      1,458      3,200      2,869
Interest expense                 131        117        244        190
Loss on sale of marketable
  equity securities                -        529          -        997
Unrealized gain on marketable
  equity securities                -       (218)         -       (712)
Lease termination                  -        250          -        250
Other - net                       12         23         24         16

Income before income taxes     1,211        576      1,963      1,398

Income tax provision             450        242        729        522

Net income                   $   761    $   334     $1,234    $   876


Net income  per common  and common equivalent share:

Primary                      $ 1.48      $  .65     $ 2.39     $ 1.72

Fully Diluted                $  .79      $  .36     $ 1.28     $  .92


Common and common equivalent shares outstanding:

Primary                         515         511        517        510

Fully Diluted                 1,015       1,014      1,017      1,015

                   (This is an unaudited statement)


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

LATSHAW ENTERPRISES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands of dollars)



                                                  Six Months Ended
                                               April 29,     April 30,
                                                  1995         1994

Operating activities
      Net income                                   $1,234    $876
      Adjustments to reconcile net income to
        net cash provided by operating activities:
           Depreciation and amortization              573     474
           Deferred compensation                       (4)     (5)
           Postretirement benefits                     15      12
           Loss on sale of marketable equity
             securities                                 -     997
           Unrealized gain on marketable equity
             securities                                 -    (712)
           Provision for loss on accounts
             receivable                                 2      30
           Changes in operating assets and
           liabilities affecting cash and
             cash equivalents:
                Accounts and notes receivable      (1,447) (1,306)
                Inventories                          (103)   (462)
                Refundable income taxes                 -     138
                Deferred income taxes                   -     (51)
                Prepaid expenses                      202     221
                Accounts payable                       59    (310)
                Accrued expenses                     (211)    179
                Accrued income taxes                  145       -

Net cash provided by operating activities             465      81


Investing activities
     Purchases of property, plant and equipment     (685)   (755)
     Proceeds from sale of marketable equity
       securities                                      -     158
     Other                                            (7)     50

Net cash used in investing activities               (692)   (547)


Financing activities
     Payments of notes payable                    (1,045) (1,011)
     Proceeds from  the issuance of notes
       payable                                     1,374   1,705
     Payments of long-term debt                      (24)   (308)
     Proceeds from the issuance of
      long-term debt                                   -     198
     Purchase of treasury stock                       (7)     (6)

Net cash provided by financing activities            298     578

Increase in cash and cash equivalents                 71     112

Cash and cash equivalents at beginning of period     184     174

Cash and cash equivalents at end of period         $ 255  $  286

                       (This is an unaudited statement)

1
Item 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
         CONDITION AND RESULTS OF OPERATIONS

     Sales revenue for the second quarter as well as for the six months of 1995 were higher than the same periods in 1994. For the first six months of 1995, all divisions experienced sales growth compared to 1994. Improved conditions in the general economy seem to be the contributing factor to the increased demand for the Company's products. Net sales for the second quarter of 1995 were $11,682,000, an increase of 12.1 percent from the $10,422,000 level in 1994. Net sales for the six months of 1995 were $22,754,000 which represents a 15.1 percent increase over the same period in 1994 of $19,770,000.

     Gross profit in the second quarter of 1995 was 25.0 percent versus 26.2 percent in the second quarter of 1994. For the six months of 1995, gross profit was 23.9 percent compared to 25.3 percent in 1994. Operating efficiencies resulting from the higher sales volume did not offset higher material costs that were experienced by all the Company's divisions for 1995.
Latshaw's material suppliers have experienced increased demand for their products and as a result have increased their prices.
Latshaw continues to be confronted with competitive pricing pressure which reduces its ability to pass these price increases along.

     Selling, general and administrative expenses for the second quarter and the six months of 1995 were higher compared to the same periods in 1994. However, as a percent of sales for the six month period, these costs amounted to 14.1 percent in 1995 compared to 14.5 percent in 1994. The higher cost in 1995 resulted primarily from increased commissions and performance bonuses due to the higher sales volume.

     Interest expense was $131,000 for the second quarter of 1995 compared to $117,000 for the same period a year earlier. For the six months in 1995, interest expense was $244,000 versus
$190,000 in 1994. These increases were due to additional debt incurred to meet the working capital requirements of the higher sales volume. Borrowing costs in 1995 were also higher because of an increase in interest rates the Company paid on its outstanding convertible subordinated debentures and bank borrowings.

     In the second quarter of 1994, the Company sold 40,000 shares of Standard Brands Paint common stock for $83,000. This resulted in a realized loss of approximately $529,000. This sale combined with the sale of 35,458 shares of Standard Brands
Paint common stock earlier in the year for $75,000 resulted in a realized loss of $997,000 for the six months of 1994. Proceeds from these sales were used to pay down bank debt. During the same period in 1995 there were no such sales.

     In 1994, the Company recorded an unrealized gain on marketable equity securities of $218,000 for the second quarter and a $712,000 unrealized gain for the six months. These unrealized gains were the result of Latshaw's policy of carrying its marketable equity securities at the lower of aggregate cost or market value.
Effective October 30, 1994, the Company adopted the provisions of Statement of Financial Accounting Standards (SFAS), No. 115 on "Accounting for Certain Investments in Debt and Equity
Securities." In accordance with SFAS No. 115, the Company has determined that its marketable equity securities are considered to be "available-for-sale" and that any unrealized gains or losses are to be reported net of tax, as a separate component of shareholders' equity. At October 30, 1994 and April 29, 1995, the pretax unrealized gain on marketable equity securities was $14,000 and $35,000, respectively.

     The Company was the assignee of leases on certain plant
facilities in Minnesota originally leased directly by a former subsidiary of the Company.  At the time of the sale of the
subsidiary in 1983, the Company subleased the facilities to the
buyer of the subsidiary.   These leases were to expire in 1998.
In 1993, the lessor of the properties brought an action against the Company, the subtenant and several other parties for the costs of repairing the roof of certain of the facilities.
Subsequent to the end of the second quarter of 1994, the Company entered into a settlement agreement with the lessor, pursuant to which the lessor agreed to release the Company from any past, present, or future liability associated with this lease and the
Company has agreed to make future payment(s) to the lessor of approximately $250,000.  As a result, the Company expensed $250,000 in the second quarter of 1994.

     The effective income tax rate was 37.1 percent in 1995 and
37.3 percent in 1994  for the six month period.

     The Company had net income for the second quarter of 1995 of
$761,000 or $1.48 per share (primary) and $.79 per share (fully diluted) compared to a net profit of $.65 per share (primary)
and $.36 per share (fully diluted) for the second quarter of
1994.  For the six  months of 1995, there was a per share net profit of $2.39 (primary) and $1.28 (fully diluted) on total net
profit of $1,234,000.   This compares to a $1.72 per share
profit (primary) and $.92 per share (fully diluted) on total net profit of $876,000 for the same period in 1994.

     The computation of primary earnings per common and common equivalent share is based on the weighted average number of outstanding common shares and additional shares assuming the exercise of dilutive stock options. The computation of fully diluted earnings per share assumes conversion of the variable rate convertible debentures.

     For the six months of 1995 and 1994, the Company used net cash in investing activities of $692,000 and $547,000, respectively.
These uses were funded by operating activities and drawing on the available bank lines of credit.

     As of April 29, 1995, the Company, through its subsidiary,
Wescon Products Company, had an unused line of credit for
short-term bank borrowings of $3,000,000 remaining on the
$5,000,000 available, providing for interest at prime.  The
Company, through its subsidiary, Helton, Inc., also has
outstanding borrowings of $322,000 at April 29, 1995 on a
$350,000 bank line of credit.  Management believes that the
combination of funds available through its bank lines of credit along with the anticipated cash flow from operations will
provide the capital resources necessary to meet the Company's working capital needs.  Despite the Company's existing capital resources, opportunities may arise that Management believes
would enhance the value of the Company that could require
financing not currently provided for.   There were no
significant capital expenditure commitments outstanding at April
29, 1995 that have not been previously disclosed.



PART II - OTHER INFORMATION

Item 6.  Exhibits and Reports on Form 8-K

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

                                      LATSHAW ENTERPRISES, INC.

                                      /s/Michael E. Bukaty
                                      Michael E. Bukaty
                                      President



                                      /s/David G. Carr
                                      David G. Carr
                                      Sr. Vice President, C.F.O.




June 12, 1995
Date



                            EXHIBIT INDEX


     Assigned
     Exhibit Number       Description of Exhibit

     (11)                  Primary and Fully Diluted Net Income
                           per Common Share Computation

     (27)                  Financial Data Schedule


