Form 10-K
period 1995-10-28
LATSHAW ENTERPRISES INC /KS/
filed 1996-01-23
CIK 23236

FORM 10-K

                   SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C.
                                20549

[X]  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended October 28, 1995.

                                OR

[ ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
     SECURITIES EXCHANGE ACT OF 1934

Commission file number 1-6072

                      LATSHAW ENTERPRISES, INC.
       (Exact name of registrant as specified in its charter)

        Delaware                             44-0427150
(State of incorporation)                 (I.R.S. Employer
                                         Identification No.)

2533 South West Street
Wichita, Kansas                                   67217
(Address of principal executive offices)        (Zip Code)

Registrant's telephone number, including area code:(316) 942-7266

Securities registered pursuant to Section 12(g) of the Act:

             Common Stock, $2.00 par value per share
                        (Title of Class)

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes  X                    No


     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K [ ].

    The aggregate market value of the voting stock held by non-affiliates of the registrant (persons other than directors, officers and beneficial owners of more than 5% of the outstanding stock) as of December 31, 1995, computed by reference to the mean of the closing bid and asked prices on January 2, 1996 as quoted by Mesirow Capital, Inc., Chicago, Illinois was $821,873. The non-inclusion of shares held by directors, officers and beneficial owners of more than 5% of the outstanding stock shall not be deemed to constitute an admission that such persons are affiliates of the registrant within the meaning of the Securities Exchange Act of 1934.

     The number of outstanding shares of the registrant's common stock as of December 31, 1995 was 500,324 shares.


                   DOCUMENTS INCORPORATED BY REFERENCE

                                             Part of the Form 10-K
                                             Into Which the
                                             Document
Description of Document                      is Incorporated

The information included under the
captions entitled "Election of
Directors," "Security Ownership of
Certain Beneficial Owners and
Management," "Compensation of
Directors and Executive Officers,"
and "Certain Transactions and
Relationships" in the registrant's
definitive proxy statement to be
filed with the Commission pursuant
to Regulation 14A with respect to
its 1996 annual meeting of stockholders.          Part III

                               PART I

Item 1 - Business.

     Latshaw Enterprises, Inc., formerly known as Conchemco, Incorporated (the "Company"), is a holding company and through its affiliated subsidiaries, Wescon Products Company, Helton, Inc., Coast Wire & Plastic Tech, Inc. and I.H. Molding, Inc., produces and markets component parts for a wide range of original equipment manufacturers as well as consumer products. In addition to its holding company activities, the Company has also invested in the equity securities of other publicly traded corporations.

Wescon Products Company

     Wescon Products Company ("Wescon"), the Company's largest subsidiary, operates from two plants in Wichita, Kansas and consists of three divisions.

     The Controls Division serves principally manufacturers of equipment utilizing small gasoline powered engines. Light-duty controls are produced for regulating the operation of the engines, both for throttling and for the government mandated consumer products safety controls now required for lawn-mowing machines. While Wescon is one of the largest producers of controls for the outdoor power equipment industry, investments have been made over the past several years for expansion of the Controls Division into the medium-duty controls area of the market. These controls are designed for regulating hydraulically and mechanically powered truck and off-road equipment industries. Although these are mature markets, they represent a significant opportunity for expansion into related industries of higher technology.

     The Plastics Division produces custom injection molded products and provides related services for a wide range of customers. This Division has continued to expand its customer base by providing services in the areas of mold design, product design, material selection, mold manufacturing, and automated secondary assembly. These services are purchased by companies in the outdoor power equipment industry, the cosmetic industry, and a wide variety of companies in the industrial sector. Thick sectioned packages such as jars, powder cases, lids, and caps are presently manufactured on this Division's 33 injection molding machines. Secondary manufacturing processes further support Wescon's entry into this market by providing customers with services such as hot stamping, pad printing, hinge pin insertion, sonic welding, and engraving. In the industrial sector, parts are molded for equipment components such as handles for welding guns, hose couplings, battery cases, housings for electronic assemblies, and housings for telecommunications equipment.

     The Consumer Products Division was formed thirteen years ago. Hand tools have been designed and manufactured through this Division to further utilize Wescon's existing equipment now used for the manufacture of Controls and Plastics products. Products presently being manufactured and marketed under the name "Latshaw Tools" include a broad line of automotive oriented hand-held snow and ice removal tools under the "ICE BREAKER" trade name and a family of ratcheting tools under the "MR. RATCHET" trade name. The MR. RATCHET tools include a ratcheting nutdriver tool set, a ratcheting screwdriver with six interchangeable tips and a fixed shaft non-ratcheting screwdriver with twenty-eight tips. These new consumer and professional products are marketed through hardware chains, automotive parts stores, grocery chains, and a wide variety of mass merchandisers. They are designed to appeal to the more discriminating buyer.

     All of the products are distributed throughout the United States through direct salesmen and manufacturers' representatives. In fiscal 1995, Mary Kay Cosmetics, Inc. accounted for 12% of net sales. In fiscal 1994, Mary Kay Cosmetics, Inc. accounted for 14% of net sales and Toro Corp. accounted for 10%. Sales by the Company to Mary Kay Cosmetics, Inc. accounted for 15% and Toro Corp. accounted for 11% of net sales in fiscal 1993.

     Mechanical controls are produced by at least six manufacturers and the Company believes that Wescon is the major supplier of controls to the outdoor power equipment industry, which includes walk-behind and riding mowers, garden tractors, tillers, edgers and snow removal equipment. Plastic injection molding production is a highly competitive business, with many producers throughout the United States. Wescon's consumer product business is subject to extensive competition.

     Backlogs of Wescon are about the same as last year's levels.
Sales volume has little seasonal variation, with the exception of the third quarter (May-July), when volume is lower than the other quarters.

     Raw materials are readily available from both foreign and domestic sources.

Helton, Inc.

     Helton, Inc. ("Helton"), an 80% owned subsidiary acquired by the Company in 1990, is located in Morrison, Tennessee. It manufactures vacuum formed reusable plastic containers for original equipment manufacturers in the automotive and marine industries.
In 1992, Helton began production of plastic component parts for furniture manufacturers.

Coast Wire & Plastic Tech, Inc.

     Coast Wire & Plastic Tech, Inc. began operations in 1993 when the Company acquired the operating assets of Coast Wire Tech, Inc., Gardena, California. This subsidiary manufactures high performance specialty electrical wire and low noise cable for commercial electronic applications.

I.H. Molding, Inc.

     On September 1, 1995, the Company acquired the operating assets of I.H. Molding, Inc. in Dallas, Texas for $1,226,000. This wholly owned subsidiary of Wescon Products Company has seven injection molding machines which produce molded plastic products for a wide range of customers. Secondary manufacturing processes available to these customers include hot stamping, pad printing, hinge pin insertion, sonic welding and shrink wrap packaging.

Investment Activities

     In addition to its holding company activities, the Company has also invested in the common stock of Stifel Financial Corp., whose headquarters are located in St. Louis, Missouri. As of the end of 1995 fiscal year, the Company owned 75,014 shares, or approximately 1.8%, of the outstanding common stock of Stifel Financial Corp. Stifel Financial Corp. and its subsidiaries are engaged in general securities brokerage, public and corporate finance, and investment advisory businesses.

     The common stock of Stifel Financial Corp. is traded on the New York Stock Exchange. See Note 7 of the Notes to Consolidated
Financial Statements set forth in this Form 10-K which is included herein by reference.

Employees

     The Company has approximately 500 employees and considers relations with its employees to be good.

Industry Segment Information

     Industry segment information concerning the Company is not presented herein. Management of the Company has determined that none of the Company's subsidiaries or divisions thereof constitute reportable industry segments under applicable accounting standards.

Executive Officers of the Company

                       An Executive    Positions and Offices
                       Officer of the  Held with the Company
Name              Age  Company Since   as of December 31,1995(1)
[S]                [C]    [C]          [S]
John Latshaw       74     1987(2)      Chairman of the Board of
                                       Directors, Managing
                                       Director and Chief
                                       Executive Officer

Michael E. Bukaty  59     1984(3)      President and Chief
                                       Operating Officer

David G. Carr      50     1984(4)      Senior Vice-President,
                                       Chief Financial Officer
                                       and Secretary

(1) Unless otherwise indicated, each of the executive officers has held the same position with the Company during the last five years. Any other principal occupations or employment of such persons during the past five years is also indicated below.

(2) Mr. Latshaw also serves as Chairman of the Board of Directors of Wescon Products Company, a wholly-owned subsidiary of the Company and a manufacturer. In addition, Mr. Latshaw has served as Chairman of the Board of Helton, Inc., an 80% owned subsidiary of the Company and a manufacturer of plastic products, since August 1993, as Chairman of the Board and Chief Executive Officer of Coast Wire & Plastic Tech, Inc., a wholly-owned subsidiary of the Company and a cable and wire manufacturer, since December 1993, and as Chairman of the Board and Chief Executive Officer of I.H. Molding, Inc., a wholly-owned subsidiary of Wescon Products Company and a manufacturer of plastic products, since September 1995. Mr. Latshaw served as Chairman of the Board of Directors of Latshaw Garden & Leisure, Inc., a subsidiary of the Company and formerly a distributor of consumer products and garden tools, from July 1989 until it liquidated its inventory in 1992. Mr. Latshaw is the father of Constance H. Latshaw and Elizabeth A. Reid-Scott, directors of the Company.

(3) Mr. Bukaty also serves as President and Chief Executive Officer of Wescon Products Company, a wholly-owned subsidiary of the Company and a manufacturer. In addition, Mr. Bukaty has served as President of Coast Wire & Plastic Tech, Inc., a wholly-owned subsidiary of the Company and a cable and wire manufacturer, since December 1993, and as President of I.H. Molding, Inc., a wholly-owned subsidiary of Wescon Products Company and a manufacturer of plastic products, since September 1995.

(4) Mr. Carr also serves as Senior Vice President, Chief Financial Officer, Secretary and Treasurer of Wescon Products Company, a wholly-owned subsidiary of the Company and a manufacturer. Mr. Carr has also served as Secretary/Treasurer and a director of Coast Wire & Plastic Tech, Inc., a wholly-owned subsidiary of the Company and a cable and wire manufacturer, since December 1993, and as Secretary/Treasurer and a director of I.H. Molding, Inc., a wholly-owned subsidiary of Wescon Products Company and a manufacturer of plastic products, since September 1995.

Item 2 - Properties.

     The Company operates the principal facilities listed below, all of which are considered well-maintained and suitable for the purpose for which they are being used:

                               Approximate
Location                       Floor Space        Leased or Owned

Wescon Products Company
Wichita, Kansas

1. Controls Division Plant    110,000 sq. ft.     Owned
2. Plastics Division Plant     75,000 sq. ft.     Owned

Helton, Inc.
Morrison, Tennessee

1. Plastics Vacuum Forming     40,000 sq. ft.     Owned
   Plant

I.H. Molding, Inc.
Dallas, Texas

1. Plastic Injection           20,000 sq. ft.     Leased
   Molding Plant

Coast Wire & Plastic Tech, Inc.
Gardena, California

1. Electrical Wire Forming     20,000 sq. ft.     Leased
   Plant

Item 3 - Legal Proceedings.

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

     The Company has agreed to participate in the Holliday Remediation Task Force (the Task Force), a group of potentially responsible parties for the Site. The Task Force currently has 40 active members and is negotiating participation by other potentially responsible parties. Parties who join the task force agree to participate at one of five specified levels of contribution based upon the Task Force's assessment of liability and to pay a portion of future response and remediation costs based upon their specified level of contribution. The Company will participate in the third contribution level and the Task Force's preliminary estimate of the amount of financial contribution which may be required from the Company at that level is $75,000 to $100,000. A consent decree between the Task Force and the EPA has not been executed; neither ultimate liability nor costs are ascertainable at this time. Based upon the information provided by the Task Force, the Company estimates the amount of the financial contribution by the Company, including legal and consulting costs associated with the contingency, that may be required will be $150,000.

     At October 29, 1994, the Company accrued a current liability of $150,000 relating to this contingency. The Company paid approximately $25,000 with respect to this matter during fiscal year 1995, and its accrued expenses at October 28, 1995 includes a current liability of $125,000 relating to this contingency. The Company does not expect final closure of this matter during fiscal year 1996. As a result of this matter, the Company has requested copies of insurance policies that were in effect during the period the contamination allegedly took place. The Company plans to evaluate the coverage that existed during this period and determine whether a claim should be filed with the carrier. The Company's ability to obtain contribution from the insurance carrier is not ascertainable at this time.

     In the event the Company ultimately pays certain costs as a potentially responsible party, it is the opinion of management, based upon currently available information, that any such costs or liability is not likely to materially vary from the amount accrued at October 28, 1995.

Item 4 - Submission of Matters to a Vote of Security Holders.

     The Annual Meeting of Stockholders was held on October 6,
1995.

     At the meeting, the stockholders (i) elected two directors for three-year terms and (ii) ratified the appointment of Ernst & Young as independent auditors of the corporation for the fiscal year ended October 28, 1995. The number of votes cast for, against and withheld, and the number of abstentions and broker nonvotes as to each such matter, including a separate tabulation with respect to each nominee for director, are set forth below:

1.  Election of Directors

Nominees                      Votes For         Votes Withheld

Constance H. Latshaw           376,246              8,711
David M. Pangrac               377,227              7,730

2.  Ratification of Independent Auditors

For:       376,944
Against:     5,630
Abstained:   2,383
Broker
  Nonvotes:      0

                               PART II

Item 5 - Market for Registrant's Common Equity and Related
         Stockholder Matters.

     The Company's common stock is traded on the over-the-counter market. There are two market makers in the Company's stock. The high and low bid quotations of the stock for each quarter during the past two fiscal years were:

                              1995                  1994
                          HIGH     LOW          HIGH     LOW

     Nov. - Jan.          8 1/2  -   7          7 1/2  -   6
     Feb. - Apr.          7      -   7          8      -   6 1/2
     May  - Jul.          8      -   7          8 1/8  -   7 1/2
     Aug. - Oct.          8      -   7          8 1/2  -   7 1/2

     The source of the high and low bid quotations provided above was Mesirow Capital, Inc., Chicago, Illinois.

     The Company had approximately 450 shareholders of record on December 31, 1995.

     No cash dividends were declared during fiscal years 1994 or 1995. The Company does not currently expect to pay cash dividends in the immediate future. Under the existing agreement of the Company and Wescon Products Company, the Company's largest subsidiary, with their primary lender, Wescon Products Company may make only such payments to the Company as are provided in the Company's corporate budget, not to exceed $125,000 per month.

Item 6 - Selected Financial Data.

     The information included in the schedule entitled "Five Year
Summary" contained in Exhibit 99 to this Form 10-K is incorporated herein by reference.

Item 7. - Management's Discussion and Analysis of Financial
          Condition and Results of Operations.

     In 1995, sales increased 6.1% to $41,102,000 from the 1994 level of $38,732,000. This compares to a 25.2% increase in 1994 from the 1993 level of $30,941,000. Included in the sales numbers for 1995 are revenues of $331,000 which were attributable to Latshaw's acquisition and operation of the assets of I. H. Molding, Inc. in Dallas, Texas. This acquisition was completed September 1, 1995. In 1995, all the Company's product groups experienced sales increases. In the first six months of 1995 sales increased 15.1% and in the last six months sales decreased 3.2% compared to comparable periods in 1994. The decrease in sales volume for the second half of 1995 appears to be the result of a general slowing of the economy.

     Gross profit as a percentage of sales was 21.8% in 1995 compared to 24.5% in 1994 and 22.9% in 1993. The improvement in 1994 resulted from manufacturing efficiencies and higher sales volume. In 1995, increased raw material costs were experienced by all of the Company's product groups, which was the primary cause for the decrease in gross profit.

     In 1995, selling, general and administration expense was $6,474,000, which is 15.8% of sales, compared with $6,795,000 or 17.5% in 1994 and $5,445,000 or 17.6% in 1993. The increase in selling, general and administrative expense since 1993 was due primarily to costs associated with higher sales volumes such as commissions and performance incentives. In addition, 1994 expenses include $250,000 and $150,000 of nonrecurring costs related to the termination of a long term lease agreement and an environmental contingency reserve, respectively. Excluding these expenses in 1994, selling, general and administrative expenses have been decreasing as a percent of sales because of the economies of scale gained as a result of the higher sales volume.

     Interest expense for 1995 was $523,000 compared to $361,000 and $277,000 in 1994 and 1993, respectively. The increases in both
1995 and 1994 were due to higher bank debt which was used to finance acquisitions as well as inventory and receivables growth as a result of increased sales volume. Borrowing costs in 1995 and 1994 were also higher because of the increase in interest rates the Company paid on its outstanding convertible subordinated debentures and bank borrowings.

     In 1994 and 1993, the Company had realized losses on the sale of marketable equity securities of $997,000 and $2,587,000, respectively. In May 1993, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards (SFAS) No. 115, "Accounting for Certain Investments in Debt and Equity Securities." The Company adopted the provisions of the new standard for investments held as of or acquired after October 30, 1994. In accordance with SFAS No. 115, prior period financial statements have not been restated to reflect the change in accounting principle. Under SFAS No. 115, marketable equity securities held by the Company are classified as available for sale. Available for sale securities are carried at fair market value, with the unrealized gains and losses, net of tax, reported as a separate component of shareholders equity. For 1994 and 1993, the Company's marketable equity securities were carried at the lower of aggregate cost or market value. For 1994 and 1993 Latshaw had unrealized gains on these securities of $712,000 and $3,168,000, respectively.

     The Financial Accounting Standards Board has issued Statement of Financial Accounting Standards ("SFAS) No. 106, "Employers' Accounting for Post Retirement Benefits Other Than Pensions" and SFAS No. 109 "Accounting for Income Taxes," both of which have been adopted by the Company in its Consolidated Financial Statements for the year ended October 30, 1993. The cumulative effect of adopting SFAS No. 106 and SFAS No. 109 decreased 1993 net income by $241,000 and $440,000, respectively.

     The Company's effective income tax rate was 38% in 1995. The Company had an income tax rate of 42% in 1994 and a 9% rate in 1993. See Footnote 6 to the Consolidated Financial Statements for a reconciliation of the income tax provision to the amount computed at the Federal statutory rate. The higher rate in 1994 is principally attributable to an increase in the valuation reserve resulting from the effect of increased capital loss carryforwards related to the sale of marketable equity securities in 1994, net of the $712,000 reduction of cumulative unrealized capital losses on marketable equity securities. The lower rate in 1993 is principally attributable to decreases in the valuation reserve, originally provided in accordance with SFAS No. 109. Such decreases in the valuation reserve related to the $3,168,000 reduction of cumulative unrealized capital losses on marketable equity securities, net of the effect of increased capital loss carryforwards resulting from the sale of securities in 1993, and the effect of the improved profitability of the Company's operations in 1993.

     Latshaw had net income of $1,329,000, $1,193,000 and $1,190,000 for 1995, 1994 and 1993, respectively. Higher sales, new product introductions and improved operating efficiencies contributed to the growth of net income for those years.

     At year end, net working capital was $8,991,000 in 1995, $8,427,000 in 1994 and $7,632,000 in 1993. The ratio of current assets to current liabilities was 2.1, 2.2, and 2.4 at the end of 1995, 1994 and 1993, respectively.

     In 1995, net cash provided by operating activities totaled $1,676,000 resulting from net income of $1,329,000 and $1,570,000 from noncash charges for depreciation, less the effects of cash requirements to fund an increase in receivables and a reduction in accounts payable. These funds combined with additional bank borrowings were used by Latshaw to acquire the operating assets of I.H. Molding for $637,000 in cash and purchase other property, plant and equipment of $1,916,000. Net cash provided by operating activities in 1994 totaled $1,938,000 resulting primarily from $1,193,000 in net income and significant noncash charges for depreciation and amortization, less the effects of cash required to fund the increases in working capital required to support increased sales. These funds combined with additional bank borrowings were used by the Company to acquire the operating assets of Coast Wire
& Plastic, Tech, Inc. for $690,000 and purchase $1,919,000 of property, plant and equipment. In 1993, net cash provided by operating activities totaled $710,000, resulting from improved net income and higher noncash charges for depreciation and amortization, less the effects of the noncash gains on marketable equity securities and the use of cash required to fund increases in accounts receivable and inventories caused by higher sales volume. The cash provided by operating activities and the $2,500,000 in proceeds from the issuance of convertible subordinated debentures on November 6, 1992 allowed the Company to retire a $1,250,000 note payable to a shareholder and purchase $2,192,000 of property, plant and equipment.

     At October 28, 1995, the Company, through its subsidiary, Wescon Products Company, has an unused line of credit for short-term bank borrowings of $2,900,000 remaining of the $6,000,000 available, providing for interest at prime. This line of credit is collateralized by equipment, real estate, marketable equity securities, inventories, and accounts receivable. The Company, through its subsidiary, Helton, Inc., also has outstanding borrowings of $125,000 at October 28, 1995 on a $350,000 bank line of credit, with interest at prime plus 1.25 percent. This line of credit is collateralized by inventory accounts receivable of Helton, Inc. Management believes that the combination of funds available through its bank lines of credit along with the anticipated cash flow from operations will provide the capital resources necessary to meet the Company's current working capital needs. Despite the Company's existing capital resources, opportunities may arise that Management believes would enhance the value of the Company that could require financing not currently provided for. There were no significant capital expenditure commitments outstanding at the end of the fiscal year.

Item 8 - Financial Statements and Supplementary Data.

     The information in the Consolidated Statements of Income, Consolidated Balance Sheets, Consolidated Statements of Cash Flows, Consolidated Statements of Shareholders' Equity, Notes to
Consolidated Financial Statements and Report of Independent
Auditors in Exhibit 99 to this Form 10-K is incorporated into this
Item 8 by reference.

Item 9 - Changes in and Disagreements with Accountants on
         Accounting and Financial Disclosure.

     Not Applicable.

                               PART III

Item 10 - Directors and Executive Officers of the Registrant.

Item 11 - Executive Compensation.

Item 12 - Security Ownership of Certain Beneficial Owners and
          Management.

Item 13 - Certain Relationships and Related Transactions.

     The information included under the captions entitled "Election of Directors," "Security Ownership of Certain Beneficial Owners and Management," "Compensation of Directors and Executive Officers" and "Certain Transactions and Relationships" in the Company's definitive proxy statement to be filed with the Commission pursuant to Regulation 14A with respect to its 1995 annual meeting of stockholders, is incorporated into Items 10, 11, 12, and 13 above by reference.


                               PART IV

Item 14 - Exhibits, Financial Statement Schedules, and Reports on Form 8-K

     (a)(1) Financial Statements. The following financial statements contained in Exhibit 99 to this Form 10-K are incorporated herein by reference:

               Consolidated Statements of Income - for the years ended October 28, 1995, October 29, 1994 and October 30, 1993

               Consolidated Balance Sheets - October 28, 1995 and October 29,
               1994

               Consolidated Statements of Cash Flows - for the years ended October 28, 1995, October 29, 1994 and October 30, 1993

               Consolidated Statements of Shareholders' Equity - for the years ended October 28, 1995, October 29, 1994 and October 30, 1993

               Notes to Consolidated Financial Statements

               Report of Independent Auditors

     (a)(2)  Financial Statement Schedules.

     The following financial statement schedules attached hereto are incorporated herein by reference:

               Schedule  I - Condensed Financial Information of Registrant

               Schedule II - Valuation and Qualifying Accounts

     All other schedules are omitted because they are not applicable or the information is contained in the financial statements or notes thereto.

     (a)(3)  Exhibits.

               (3)(a)  Certificate of Incorporation of Latshaw
                       Enterprises, Inc. as amended (incorporated by reference from Exhibit (3)(b) to the Form 10-Q filed by the Company with the Commission for the quarter ended August 3, 1991).

               (3)(b) By-laws of Latshaw Enterprises, Inc., as amended (incorporated by reference from Exhibit (3)(d) to the Form 10-Q filed by the Company with the Commission for the quarter ended August 3, 1991).

               (4)(a) Form of Indenture between Latshaw Enterprises, Inc. and Mark Twain Bank, respecting Debentures due November 2022 (incorporated by reference from Exhibit 4(a) to Post-Effective Amendment No. 1 to the Registration Statement on Form S-2, Registration No. 33-51088, filed by the Company with the Commission on October 8, 1992).

               (4)(b) Form of Debenture due November 2022 (incorporated by reference from Exhibit 4(b) to Post-Effective Amendment No. 1 to the Registration Statement on Form S-2, Registration No. 33-51088, filed by the Company with the Commission on October 8, 1992).

               (10)(a) Fiscal 1996 Key Management Bonus System.

               (10)(b) 1987 Employee Stock Benefit Plan (incorporated by
                       reference from Exhibit (10)(d) to the Annual Report on Form 10-K filed by the Company for the fiscal year ended October 29, 1988).

               (10)(c) Stock Option Agreement executed pursuant to the
                       1987 Employee Stock Benefit Plan (incorporated by reference from Exhibit (10)(e) to the Annual Report on Form 10-K filed by the Company with the Commission for the fiscal year ended October 29,
                       1988).

               (11)    Computation of Net Income Per Share

               (21)    Subsidiaries of Latshaw Enterprises, Inc.

               (23)    Consent of Ernst & Young

               (24)    Powers of Attorney

               (27)    Financial Data Schedule

               (99)    Company Financial Statements

(b) Reports on Form 8-K

     No Form 8-K's were filed during the last quarter of the period covered by this report.


                              SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.
                                  LATSHAW ENTERPRISES, INC.
                                       (Registrant)


                             By: /s/ David G. Carr
                                 David G. Carr
                                 Senior Vice-President, Chief
                                 Financial Officer and
                                 Secretary

                              Dated:  January 18, 1996

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.

Signature                     Title                             Date


*/s/ John Latshaw          Chairman of the Board       January 18, 1996
 John Latshaw              of Directors, Managing
                           Director, Chief
                           Executive Officer and
                           Director


*/s/ Michael E. Bukaty     President, Chief            January 18, 1996
 Michael E. Bukaty         Operating Officer
                           and Director


 /s/ David G. Carr         Senior Vice-President,      January 18, 1996
 David G. Carr             Chief Financial and
                           Accounting Officer,
                           and Secretary


*/s/ James C. Gale          Director                   January 18, 1996
 James C. Gale


*/s/Elizabeth A. Reid-Scott Director                   January 18, 1996
 Elizabeth A. Reid-Scott


*/s/L. Chandler Smith       Director                   January 18, 1996
 L. Chandler Smith


*By:/s/ David G. Carr
    David G. Carr
    Attorney-in-Fact

                           Latshaw Enterprises, Inc.

            Schedule I - Condensed Financial Information of Registrant

                            Condensed Balance Sheets

                                                 October 28,      October 29,
                                                    1995              1994
                                                    (Thousands of Dollars)

Assets
Current assets:
 Cash and cash equivalents                           $    90        $   126
 Marketable equity securities                            450            415
 Accounts receivable                                       -              1
 Refundable income taxes                                 116              -
 Deferred income taxes                                     -             17
 Prepaid expenses                                        306            264
Total current assets                                     962            823

Property, plant and equipment, net                        19             16

Deferred income taxes                                    393            379

Other assets (principally investments in
subsidiaries net of amounts due to/from
subsidiaries)                                         15,088         13,767
                                                     $16,462        $14,985

Liabilities and shareholders' equity
Current liabilities:
 Notes payable                                       $   242        $   169
 Accounts payable                                        153            240
 Accrued expenses                                        801            738
 Deferred income taxes                                    31              -
 Current portion of deferred compensation                138            160
Total current liabilities                              1,365          1,307

Long-term debt                                         2,500          2,500
Pensions and deferred compensation                       742            684
Postretirement benefit obligation                        266            288

Shareholders' equity:
 Common stock                                          2,004          2,004
 Additional paid-in capital                            4,899          5,015
 Unrealized gains on marketable equity securities         22              -
 Retained earnings                                    14,965         13,636
                                                      21,890         20,655
 Less cost of treasury stock                         (10,301)       (10,449)
                                                      11,589         10,206
                                                     $16,462        $14,985

                         Latshaw Enterprises, Inc.

                       Condensed Statements of Income

                                 Year ended       Year ended       Year ended
                                 October 28,      October 29,      October 30,
                                    1995             1994             1993
                                            (Thousands of Dollars)

Management fee income             $1,119            $1,127          $    -

Selling, general and
administrative expenses            1,298             1,440           1,332
Interest expense                     237               185             179
Loss on sale of marketable
equity securities                      -               997               -
Unrealized gain on marketable
equity securities                      -              (712)              -
Other - net                           32               (21)            (14)

Loss before income taxes, equity
 in net income of subsidiaries
 and cumulative effects of changes
 in accounting principles           (448)             (762)         (1,497)

Income tax benefit                  (150)             (126)           (665)
Equity in net income of
 subsidiaries                      1,627             1,829           2,536

Income before cumulative
effects of changes in
accounting principles              1,329             1,193           1,704

Cumulative effects of adopting
 new methods of accounting
 for income taxes and
 postretirement benefits               -                 -            (514)
Net income                        $1,329            $1,193          $1,190

                          Latshaw Enterprises, Inc.

                       Condensed Statements of Cash Flows

                                 Year ended       Year ended       Year ended
                                 October 28,      October 29,      October 30,
                                    1995             1994             1993
                                           (Thousands of Dollars)

Cash used in operating
 activities                        $  (877)         $  (715)        $(1,337)

Investing activities:
 Proceeds from sale of
  marketable equity securities           -              158               -
 Purchases of property, plant
  and equipment                         (9)              (5)             (4)
 Purchase of subsidiary               (637)            (690)              -
 Advances from subsidiaries          1,765            1,603             700
                                     1,119            1,066             696

Financing activities:
 Payments of notes payable            (250)            (246)           (242)
 Proceeds from issuance of
  long-term debt                         -                -           2,500
 Payment of long-term debt               -                -          (1,250)
 Purchase of treasury stock            (28)             (28)           (435)
                                      (278)            (274)            573
 Increase (decrease) in cash       $   (36)        $     77       $     (68)

                          Latshaw Enterprises, Inc.

                    Notes to Condensed Financial Statements


   A.  Basis of Presentation

In the parent-company-only financial statements, the Company's investment in subsidiaries is stated at cost plus equity in undistributed earnings of subsidiaries since date of acquisition. Parent-company-only financial statements should be read in conjunction with the Company's consolidated financial statements.

B.  Guarantee

Wescon Products Company, a wholly-owned subsidiary of the Company, has $3,100,000 and $1,700,000 of line of credit borrowings outstanding at October 28, 1995 and October 29, 1994, respectively. Under the terms of the related debt agreements, the Company has guaranteed the payment of all principal and interest. The Company has also guaranteed the payment of principal and interest on $327,000 and $376,000 of long-term debt outstanding at October 28, 1995 and October 29, 1994, respectively, owed by Helton, Inc., an 80%-owned subsidiary.

           C.  Reclassifications

Certain amounts in the 1994 financial statements have been reclassified to conform to the 1995 presentation.

                          Latshaw Enterprises, Inc.
             Schedule II - Valuation and Qualifying Accounts
                         Year ended October 28, 1995

                                        Additions
                                             Charged to
                     Balance at  Charged to  Other                    Balance
                     Beginning   Cost and    Accounts-   Deductions-  at End of
     Description     of Period   Expenses    Describe    Describe     Period
                                   (Thousands of Dollars)

Year ended October
 28, 1995:
Deducted from asset
 accounts:
 Allowance for
  doubtful accounts   $   110     $  67       $  -        $    56(1)    $   121
 Reserve for
  inventory
  obsolescence              2       130          -             83(3)         49
 Valuation reserve
  for deferred tax
  assets                1,398         -          -             13(6)      1,385
                       $1,510      $197       $  -        $   152        $1,555

Year ended October
 29, 1994:
Deducted from asset
 accounts:
 Allowance for
  doubtful accounts    $   96      $ 31       $  -        $    17(1)     $  110
 Marketable equity
  securities valuation
  allowance - lower
  of cost or market       712         -          -            712(2)          -
 Reserve for
  inventory
  obsolescence             20         2          -             20(3)          2
 Valuation reserve
  for deferred tax
  assets                1,160       238          -              -         1,398
                       $1,988      $271       $  -        $   749        $1,510

Year ended October
 30, 1993:
Deducted from asset
 accounts:
 Allowance for
  doubtful accounts    $   89      $ 23       $  -        $    16(1)     $   96
 Marketable equity
  securities valuation
  allowance - lower
  of cost or market     3,880         -          -          3,168(2)        712
 Reserve for
  inventory
  obsolescence             33        20          -             33(3)         20
 Valuation reserve for
  deferred tax assets   1,721(4)      -          -            561(5)      1,160
                       $5,723     $  43       $  -        $ 3,778        $1,988

  (1) Uncollectible accounts written off, net of recoveries.
  (2) Unrealized gains on marketable equity security portfolio.
  (3) Inventory to which this reserve was related was disposed.
  (4) Valuation reserve recorded effective November 1, 1992 in connection with the adoption of Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes."
  (5) Reduction in reserve attributable to improved profitability of the Company on the estimated realizability of certain deferred tax assets as well as a reduction in net realized and unrealized capital losses on marketable equity securities on which a valuation reserve was previously provided.
  (6) Reduction in reserve attributable to unrealized capital gains on marketable equity securities on which a valuation reserve was previously provided.

                               EXHIBIT INDEX

Assigned
Exhibit
Number    Description of Exhibit

 (3)(a) Certificate of Incorporation of Latshaw Enterprises, Inc. as amended (incorporated by reference from Exhibit (3)(b) to the Form 10-Q filed by the Company with the Commission for the quarter ended August 3, 1991).

 (3)(b) By-laws of Latshaw Enterprises, Inc., as amended (incorporated by reference from Exhibit (3)(d) to the Form 10-Q filed by the Company with the Commission for the quarter ended August 3,
          1991).

 (4)(a) Form of Indenture between Latshaw Enterprises, Inc. and Mark Twain Bank, respecting Debentures due November 2022 (incorporated by reference from Exhibit 4(a) to Post-Effective Amendment No. 1 to the Registration Statement on Form S-2, Registration No. 33-51088, filed by the Company with the Commission on October 8,
          1992).

 (4)(b) Form of Debenture due November 2022 (incorporated by reference from Exhibit 4(b) to Post-Effective Amendment No. 1 to the Registration Statement on Form S-2, Registration No. 33-51088, filed by the Company with the Commission on October 8, 1992).

(10)(a)   Fiscal 1996 Key Management Bonus System.

(10)(b) 1987 Employee Stock Benefit Plan (incorporated by reference from Exhibit (10)(d) to the Annual Report on Form 10-K filed by the Company for the fiscal year ended October 29, 1988).

(10)(c) Stock Option Agreement executed pursuant to the 1987 Employee Stock Benefit Plan (incorporated by reference from Exhibit
          (10)(e) to the Annual Report on Form 10-K filed by the Company with the Commission for the fiscal year ended October 29, 1988).

(11)      Computation of Net Income Per Share.

(21)      Subsidiaries of Latshaw Enterprises, Inc.

(23)      Consent of Ernst & Young

(24)      Powers of Attorney

(27)      Financial Data Schedule

(99)      Company Financial Statements