Form 10-K/A
period 1995-10-28
LATSHAW ENTERPRISES INC /KS/
filed 1996-02-21
CIK 23236

FORM 10-K/A-1

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

Commission file number 1-6072

                      LATSHAW ENTERPRISES, INC.

       (Exact name of registrant as specified in its charter)

        Delaware                             44-0427150
(State of incorporation)        (I.R.S. Employer Identification No.)

2533 South West Street
Wichita, Kansas                                             67217
(Address of principal executive offices)                  (Zip Code)

Registrant's telephone number, including area code:  (316) 942-7266

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

                              PART III

Item 10 - Directors and Executive Officers of the Registrant.

                                                                 Percentage of
                                                                 Outstanding
                                                   Shares of     Shares of
                                        A          Common Stock  Common Stock
                                        Director   Beneficially  Beneficially
                                        of the     Owned         Owned
                       Principal        Company    February 10,  February 10,
Name              Age  Occupation(1)     Since      1996(2)(3)    1996

DIRECTORS WHOSE TERMS EXPIRE IN 1996

Michael E. Bukaty  59  President and      1984        23,420(5)          4.5%
(Class C)              Chief Operating
                       Officer of
                       the Company and
                       President and
                       Chief Executive
                       Officer of
                       Wescon Products
                       Company, a
                       wholly-owned
                       subsidiary of
                       the Company.(4)

John Latshaw       74  Chairman of the    1987       664,315(7)         69.0%
(Class C)              Board of Directors,
                       Managing Director
                       and Chief
                       Executive Officer
                       of the Company,
                       and Chairman of
                       the Board of
                       Directors of Wescon
                       Products Company,
                       a wholly-owned
                       subsidiary of
                       the Company.(6)

DIRECTORS WHOSE TERMS EXPIRE IN 1997

James C. Gale      46  Managing Director  1987         2,700(9)          (*)
(Class A)              of Gruntal & Co.,
                       Inc., New York,
                       investment
                       bankers.(8)

Elizabeth A.       36  Self-Employed/     1988            10             (*)
   Reid-Scott          Private
(Class A)              Investor.(10)

L. Chandler Smith  76  Director of        1967           100             (*)
(Class A)              Corporate
                       Development of
                       the Company.

DIRECTORS WHOSE TERMS EXPIRE IN 1998

Constance H.       39  Private            1989           100             (*)
   Latshaw             Investor.(11)
(Class B)

David M. Pangrac   53  Consultant         1989            10             (*)
(Class B)              employed by
                       Pangrac &
                       Associates
                       Consultants, Inc.,
                       network and
                       communications
                       consultants.(12)


(*)Denotes beneficial ownership of less than 1% of outstanding common stock.

(1) Unless otherwise indicated, each of the directors has had the same principal occupation during the last five years.

(2) Unless otherwise indicated, each director has sole voting and investment power with respect to the shares listed.

(3) Shares owned by the Latshaw Enterprises, Inc. Employee Stock Ownership Plan and Trust, which is administered by the ESOT Administrative Committee of the Board of Directors of the Company, are not included in the shares owned by individual directors, except for shares allocated to the accounts of individual directors which may be voted by such directors under
     the terms of the Trust.   See footnote (8) under Item 12
     hereof.

(4) Mr. Bukaty has also served as President of Coast Wire & Plastic Tech, Inc., a wholly-owned subsidiary of the Company and a cable and wire manufacturer, since December 1993, and as President of I.H. Molding, Inc., a wholly-owned subsidiary of Wescon Products Company and a manufacturer of plastic products, since September 1995.

(5) Includes 12,400 shares which Mr. Bukaty has the present right to acquire upon conversion of Variable Interest Rate Convertible Subordinated Debentures due November 8, 2022 owned by him, 6,000 shares which Mr. Bukaty has the present right to acquire under the 1987 Employee Stock Benefit Plan and 1,760 shares allocated to Mr. Bukaty's account in the Company's Employee Stock Ownership Plan and Trust which Mr. Bukaty has the right to vote.

(6) Mr. Latshaw has also served as Chairman of the Board of Helton, Inc., an 80% owned subsidiary of the Company and a manufacturer of plastic products, since August 1993, as Chairman of the Board and Chief Executive Officer of Coast Wire & Plastic Tech, Inc., a wholly-owned subsidiary of the Company and a cable and wire manufacturer, since December 1993, and as Chairman of the Board and Chief Executive Officer of I.H. Molding, Inc., a wholly-owned subsidiary of Wescon Products Company and a manufacturer of plastic products, since September 1995. Mr. Latshaw served as Chairman of the Board of Directors of Latshaw Garden & Leisure, Inc., a subsidiary of the Company and formerly a distributor of consumer products and garden tools, from July 1989 until it liquidated its inventory in 1992. Mr. Latshaw is the father of Constance H. Latshaw and Elizabeth A. Reid-Scott, directors of the Company.

(7) Includes 278,000 shares which Mr. Latshaw has the present right to acquire upon conversion of Variable Interest Rate Convertible Subordinated Debentures due November 8, 2022 owned by him, 6,000 shares which Mr. Latshaw has the present right to acquire pursuant to the 1987 Employee Stock Benefit Plan, 1,848 shares allocated to Mr. Latshaw's account in the Company's Employee Stock Ownership Plan and Trust which Mr. Latshaw has the right to vote and 266,000 shares owned by Con-Lib Holding Company. See footnote (7) under Item 12 hereof.

(8) From 1989 until 1992, Mr. Gale also served as Managing Director of Maiden Lane Associates, Ltd., merchant bankers, New York,
     New York.  Mr. Gale also serves as a director of Adage, Inc.
     and Prins Recycling Corp.

(9) Includes 2,500 shares which are held by a trust for Mr. Gale's daughter. As trustee, Mr. Gale has sole voting power with respect to such shares.

(10) Ms. Reid-Scott has been self-employed as a motion picture screenwriter and private investor during the past five years, except during the period from July, 1989 until February, 1991, when she served as Vice President of Product Development of Latshaw Garden & Leisure, Inc. Ms. Reid-Scott is the sister of Constance H. Latshaw and the daughter of John Latshaw.

(11) Constance H. Latshaw has been self-employed as a private investor during the past five years, and is the sister of Elizabeth A. Reid-Scott and the daughter of John Latshaw.

(12) Mr. Pangrac was employed by TimeWarner Cable, a cable television provider, as Vice President of Engineering from 1992 to 1994 and as Director of Engineering from 1990 to 1992.
     TimeWarner Cable was formerly known as American Television and Communications Corp.

     During the 1995 fiscal year, Michael E. Bukaty, an executive officer and director of the Company, filed late one Form 4 reporting a single transaction.

Item 11 - Executive Compensation.


                     SUMMARY COMPENSATION TABLE

     The following table provides certain summary information concerning compensation paid or accrued by the Company to or on behalf of (i) the Company's Chief Executive Officer and (ii) each executive officer of the Company during the fiscal year ended
October 28, 1995 who received compensation in excess of $100,000 for services rendered in all capacities to the Company and its subsidiaries during the fiscal year.

                            Annual Compensation     Long-Term
                                                    Compensation
Name and            Fiscal
Principal Position   Year                          No. of Shares
                                                    Underlying       All
                                                   Stock Options    Other
                             Salary       Bonus      Granted      Compensation
                              ($)          ($)         (#)          ($)

John Latshaw         1995   $174,000     $66,864         0        $5,280(1)
 Chairman of the     1994    166,000      56,000         0         5,824
 Board, Managing     1993    165,250      50,000       10,000      6,328
 Director and Chief
 Executive Officer

Michael E. Bukaty    1995  $174,000     $66,864         0         $5,214(1)
 President and       1994   166,000      56,000         0          6,098
 Chief Operating     1993   155,250      50,000       10,000       5,598
 Officer

David G. Carr        1995  $100,860     $30,084         0         $3,934(1)
 Senior Vice Presi-  1994    92,500      24,000         0          3,699
 dent and Chief      1993    88,000      21,000        5,000       3,203
 Financial Officer

     (1) The amounts shown consist of (i) Company contributions under the Company's Employee Stock Ownership Plan and Trust allocated during fiscal year 1995 to Mr. Latshaw's account in the amount of 255 shares of common stock valued at $1,530, to Mr. Bukaty's account in the amount of 244 shares valued at $1,464 and to Mr. Carr's account in the amount of 132 shares valued at $792 and (ii) 50% matching contributions by the Company during fiscal year 1995 under the Company's 401(k) salary reduction plan in the amount of $3,750 to the account of Mr. Latshaw, $3,750 to the account of Mr. Bukaty and $3,142 to the account of Mr. Carr under the Plan.

                        AGGREGATE OPTION EXERCISES AND
                      FISCAL YEAR-END OPTION VALUE TABLE

     The following table shows the number and value of shares of Common Stock represented by outstanding stock options held by each of the named executive officers as of October 28, 1995. No options were exercised during the 1995 fiscal year.

                       Number of Shares of           Value of Unexercised
                     Common Stock Underlying            In-the-Money
                     Unexercised Options at              Options at
                       October 28, 1995(#)           October 28, 1995($)

                      Options       Options        Options        Options
 Name                Exercisable  Unexercisable   Exercisable   Unexercisable


 John Latshaw           3,000         7,000          3,000          7,000

 Michael E. Bukaty      3,000         7,000          3,000          7,000

 David G. Carr          1,500         3,500          1,500          3,500


                             PENSION PLAN TABLE

          The following table shows the estimated annual straight life annuity benefits payable upon retirement to participants in the Company's retirement income plan, based upon specified base salary and years of service classifications.

 Annual
 Base
 Salary                          Years of Service at age 65
                    5         10        15        20         25      30 & Over
$  75,000     $  4,041   $  8,082   $ 12,122   $ 16,163   $ 20,204    $ 24,245
  100,000        5,707     11,415     17,122     22,830     28,537      34,245
  125,000        7,374     14,748     22,122     29,497     36,871      44,245
  150,000        9,041     18,082     27,122     36,163     45,204      54,245
  175,000       10,707     21,415     32,122     42,830     53,537      64,245
  200,000       12,374     24,748     37,122     49,497     61,871      74,245
  225,000       14,041     28,082     42,122     56,163     70,204      84,245

         The retirement income plan is available to salaried employees of the Company and salaried employees of Wescon Products Company and Helton, Inc., two subsidiaries of the Company. The Company makes such contributions to the plan as are actuarialy determined to be necessary to provide for plan funding. The plan provides for an annual straight life annuity payments after 30 years of service at age 65 equal to 40% of the employee's average base salary for the five highest consecutive years of salary during the last fifteen years of employment, reduced by 40% of the employee's annual primary social security benefit. The pension is reduced proportionately for less than 30 years of service and is actuarialy reduced for retirement before age 65. The plan provides that, commencing in 1994, covered compensation per year for purposes of the plan may not exceed $150,000. The amount of compensation of Messrs. Latshaw, Bukaty and Carr covered under the plan is their salary as set forth in the Summary Compensation Table, excluding for Messrs. Latshaw and Bukaty compensation received for service as directors of the Company, and subject to the $150,000 limit described above. The amount of covered compensation for fiscal year 1995 was $150,000 for Mr. Latshaw, $150,000 for Mr. Bukaty and $100,860 for Mr. Carr.
     Mr. Latshaw has seven years of service, Mr. Bukaty has fifteen years of service and Mr. Carr has twelve years of service under the plan.


                 PENSION AND COMPENSATION COMMITTEE
                INTERLOCKS AND INSIDER PARTICIPATION

     The members of the Company's Pension and Compensation Committee are L. Chandler Smith, Chairman, James C. Gale and David M. Pangrac.

     L. Chandler Smith is a consultant to the Company, and holds the title of Director of Corporate Development of the Company. Mr. Smith served as Chairman of the Executive Committee of the Board of Directors of the Company from September, 1987 until November, 1989, was Chairman of the Board of Directors of the Company prior to September, 1987, and was Chief Executive Officer of the Company prior to March, 1984. Mr. Smith is a director of Helton, Inc., an 80% owned subsidiary of the Company, and served as Chairman of the Board of Helton, Inc. until August, 1993. Mr. Smith received no compensation for such service. David G. Carr, Senior Vice President, Chief Financial Officer and Secretary of the Company, serves as a director of Helton, Inc and a director of Coast Wire & Plastic Tech, Inc. During the last fiscal year, the Company made payments totalling $95,721 to Mr. Smith and a corporation wholly-owned by Mr. Smith. The amount paid includes $50,971 paid to Mr. Smith under a supplemental retirement agreement. Such agreement provides for payments to Mr. Smith during his lifetime of $4,248 per month, with $3,186 per month to be paid to his present wife during her lifetime in the event of his death. The agreement requires Mr. Smith to render consulting services to the Company and not to compete with the Company. An additional amount of $31,750 was paid under an agreement between the Company and a corporation wholly-owned by Mr. Smith pursuant to which the corporation is to be paid a specified amount per month, currently $2,750, plus incidental expenses, for exploring prospective acquisitions for the Company. The agreement may be terminated by either party as of the end of any calendar month by giving the other party notice prior to the end of the preceding calendar month. In addition, Mr. Smith was paid $6,000 as compensation for his services as a director and a member of the Executive Committee of the Board of Directors of the Company and a $7,000 bonus for services rendered to the Company.


                      COMPENSATION OF DIRECTORS

     Directors of the Company receive compensation of $4,000 per annum, plus $500 and out-of-pocket traveling expenses for attendance at each Board meeting. Directors who are members of the Executive Committee also receive $1,000 per annum.


Item 12 - Security Ownership of Certain Beneficial Owners and
          Management

     The following table shows as of February 10, 1996, unless otherwise indicated, the total number of shares of common stock of the Company beneficially owned by (i) persons known to be beneficial owners of more than 5% of the outstanding common stock, (ii) the executive officers listed in the Summary Compensation Table in Item 11 hereof, and (iii) all directors and executive officers of the Company as a group. The beneficial ownership of shares by individual directors is shown in the table in Item 10 hereof and is incorporated herein by reference.

                                                              Percentage of
                                                              Outstanding
                                             Percentage of    Shares Benefi-
                            Shares           Outstanding      cially Owned
                            Beneficially     Shares Benefi-   on a Fully-
Beneficial Owner            Owned(1)         cially Owned(2)  Diluted Basis(3)

Michael E. Bukaty             23,420(4)          4.5%                 2.3%
2533 South West Street
Wichita, KS. 67217

David G. Carr                  7,076(5)          1.4%                 0.7%
2533 South West Street
Wichita, KS. 67217

Con-Lib Holding Company      266,000(6)         39.2%                26.0%
Gerard J. Mos III,
General Manager
No. 3 Dunford Circle
Kansas City, MO 64112

John Latshaw                 664,315(7)         69.0%                64.8%
No. 3 Dunford Circle
Kansas City, MO 64112

Latshaw Enterprises, Inc.    102,579(8)         20.5%                10.0%
Employee Stock Ownership
 Plan and Trust
P. O. Box 419226
Kansas City, MO 64141

Lazard Freres & Co., L.L.C.   54,800(9)         10.6%                 5.3%
One Rockefeller Plaza
New York, N.Y. 10020

Boatmen's Bancshares, Inc.    25,725(10)         5.1%                 2.5%
Boatmen's Trust Company
One Boatmen's Plaza
St. Louis, MO 63101

All Directors and
Executive Officers of
the Company as a Group       795,026(11)        80.6%                77.6%


(1) Unless otherwise indicated, each person has sole voting and investment power with respect to the shares listed.

(2) The calculation of the percentage of outstanding shares of common stock beneficially owned by a beneficial owner or group of beneficial owners, as the case may be, assumes that only the currently exercisable stock options or convertible securities held by that owner or group have been exercised or converted into common stock and that no other outstanding stock options or convertible securities have been exercised or converted.

(3) The calculation of the percentage of outstanding shares of common stock beneficially owned on a fully-diluted basis assumes that all currently exercisable outstanding stock options have been exercised and that all outstanding convertible securities have been converted into common stock.

(4) Includes 12,400 shares which Mr. Bukaty has the present right to acquire upon conversion of Variable Interest Rate Convertible
     Subordinated Debentures due November 8, 2022 owned by him, 6,000 shares which Mr. Bukaty has the present right to acquire under the 1987 Employee Stock Benefit Plan and 1,760 shares allocated to Mr. Bukaty's account in the Company's Employee Stock
     Ownership Plan and Trust which Mr. Bukaty has the right to vote.

(5) Includes 2,400 shares which Mr. Carr has the present right to acquire upon conversion of Variable Interest Rate Convertible
     Subordinated Debentures due November 8, 2022 owned by him, 3,000 shares which Mr. Carr has the present right to acquire under the 1987 Employee Stock Benefit Plan and 976 shares allocated to
     Mr. Carr's account in the Company's Employee Stock Ownership
     Plan and Trust which Mr. Carr has the right to vote.

(6)  Con-Lib Holding Company is a Missouri general partnership (the
     "Partnership") whose partners are John Latshaw, a trust for the benefit of Elizabeth A. Reid-Scott and a trust for the benefit of Constance H. Latshaw. Gerard J. Mos III serves as the
     General Manager of the Partnership. As General Manager, Mr. Mos has the power to vote and dispose of the shares held by the Partnership except to the extent Mr. Mos is instructed otherwise by a majority in interest of the partners. Mr. Latshaw, as the holder of a 50.2% interest in the Partnership, has the power to instruct Mr. Mos as to the voting and disposition of the shares held by the Partnership if he so chooses. Mr. Mos has no beneficial interest in the shares held by the Partnership.
     Elizabeth A. Reid-Scott and Constance H. Latshaw have no voting or investment power with respect to the shares held by the Partnership and disclaim beneficial ownership of such shares.
     The amount of shares shown in the table includes 178,000 shares of common stock which the Partnership has the present right to acquire upon conversion of Variable Interest Rate Convertible
     Subordinated Debentures due November 8, 2022 owned by it.

(7) Includes 278,000 shares which Mr. Latshaw has the present right to acquire upon conversion of Variable Interest Rate Convertible
     Subordinated Debentures due November 8, 2022 owned by him, 6,000 shares which Mr. Latshaw has the present right to acquire pursuant to the 1987 Employee Stock Benefit Plan, 1,848 shares allocated to Mr. Latshaw's account in the Company's Employee
     Stock Ownership Plan and Trust which Mr. Latshaw has the right to vote and 266,000 shares owned by Con-Lib Holding Company.
     See footnote (6) above.

(8)  Shares beneficially owned as of December 31, 1995.  UMB Bank,
     N.A., 10th and Grand Avenue, Kansas City, Missouri, serves as
     Trustee of the Company's Employee Stock Ownership Plan and
     Trust.  The Trust is administered by the ESOT Administrative
     Committee of the Board of Directors of the Company, which Committee has the sole power to instruct the Trustee with respect to the investment of the shares owned by the Trust and with respect to the voting of 42,105 of the shares.
     Participants have the right to instruct the Trustee as to how to vote the remaining 60,474 shares to the extent such stock is allocated to each such participant. Under the terms of the Trust, if the Committee fails to instruct the Trustee as to how to vote the 42,105 shares, the Trustee shall vote such stock and if the Trustee abstains from voting the 42,105 shares, the Trustee is required to vote such stock in accordance with instructions received from each participant to the extent such stock is allocated to each such participant. To the extent voting instructions are requested from participants and are not received by the Trustee by a stated deadline, the Trustee shall vote such stock as the Committee shall instruct and if the Committee fails to instruct the Trustee as to how to vote such stock, the Trustee shall vote such stock in the manner deemed appropriate by the Trustee. As of December 31, 1995, the members of the Committee were Mr. Pangrac, Chairman, and Mr.
     Smith, both of whom are directors of the Company.

(9) Shares beneficially owned as of December 31, 1995, as reported in a Schedule 13-G dated February 14, 1996, filed with the Securities and Exchange Commission.

(10) Shares beneficially owned as of December 31, 1995, as reported in a Schedule 13G dated February 7, 1995 filed with the Securities and Exchange Commission. In the Schedule 13G, Boatmen's
     Bancshares, Inc. and Boatmen's Trust Company disclosed that they had sole voting power with respect to 25,725 shares and sole dispositive power with respect to 25 shares.

(11) Includes 292,800 shares which executive officers and directors have the present right to acquire upon conversion of Variable
     Interest Rate Convertible Subordinated Debentures due November
     8, 2022 owned by them, 15,000 shares which executive officers and directors have a present right to acquire under the 1987
     Employee Stock Benefit Plan, 2,500 shares held by a director as trustee for a family member, 266,000 shares held by Con-Lib
     Holding Company and 102,579 shares held by the Company's
     Employee Stock Ownership Plan and Trust.

Item 13 - Certain Relationships and Related Transactions.

     For a description of payments made by the Company to L. Chandler
Smith, a director of the Company, during fiscal year 1995, see "Pension and Compensation Committee Interlocks and Insider Participation".



                              SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities
Exchange Act of 1934, the registrant has duly caused this Amendment to be signed on its behalf by the undersigned, thereunto duly authorized.

                                 LATSHAW ENTERPRISES, INC.
                                      (Registrant)


                              By:/s/ David G. Carr
                                 David G. Carr
                                 Senior Vice-President, Chief
                                 Financial Officer and
                                 Secretary

                              Dated:  February 21, 1996






