Form 10-Q
period 1996-02-03
LATSHAW ENTERPRISES INC /KS/
filed 1996-03-19
CIK 23236

FORM 10-Q



                     SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C. 20549



QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended February 3, 1996

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

                         YES   [X]        NO    [ ]

Common Stock, $2 Par Value -- 500,580 Shares Outstanding at 2-3-96

                                INDEX



                        LATSHAW ENTERPRISES, INC.




PART I.   FINANCIAL INFORMATION


Item 1.  Condensed Financial Statements (Unaudited).

         Consolidated Balance Sheets - February 3, 1996 and October 28, 1995.

         Consolidated Statements of Income - For the three months ended February 3, 1996 and January 28, 1995.

         Notes to Consolidated Financial Statements.

         Consolidated Statements of Cash Flows - For the three months ended February 3, 1996 and January 28, 1995.



Item 2.   Management's Discussion and Analysis of Financial
          Condition and Results of Operations



PART II.  OTHER INFORMATION


Item 1.  Legal Proceedings

Item 6.  Exhibits and Reports on Form 8-K.


SIGNATURES

PART I - FINANCIAL INFORMATION
ITEM 1.  Financial Statements
LATSHAW ENTERPRISES, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS (In thousands)


                                             February 3,          October 28,
                                                1996                 1995


ASSETS
Current assets:
  Cash and cash equivalents                   $    584             $    319
  Marketable equity securities                     478                  450
  Accounts and notes receivable - net            8,518                6,787
  Inventories, at lower of cost (LIFO)
  or market                                      7,663                8,056
  Refundable income taxes                          116                  116
  Deferred income taxes                            691                  691
  Prepaid expenses                                 186                  399

Total Current Assets                            18,236               16,818

Property, plant and equipment at cost           19,766               19,182
  Less accumulated depreciation and
  amortization                                 (12,458)             (12,107)
                                                 7,308                7,075

Noncompete agreement - net                         509                  537

Other assets                                       244                  218
                                               $26,297              $24,648


LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
  Notes payable                               $  4,603             $  3,470
  Accounts payable                               2,580                2,107
  Accrued expenses                               1,474                2,086
  Current portion of long-term debt                 53                   53
  Current portion of noncompete obligation         111                  111
  Income taxes payable                             164                    -

Total current liabilities                        8,985                7,827

Long-term debt, less current portion             2,761                2,774
Noncompete obligation, less current portion        333                  333
Pensions and deferred compensation               1,610                1,621
Postretirement benefit obligation                  275                  266
Deferred income taxes                              248                  238

Shareholders' equity
  Preferred stock, no par value:
    Authorized shares - 500,000, none issued         -                    -
  Common stock, $2 par value:
    Authorized shares - 1,500,000
    Issued shares - 1,002,162                    2,004                2,004
  Class C common stock, $2 par value:
    Authorized shares - 1,000,000 in 1992,
    none issued                                      -                    -
   Additional paid-in capital                    4,899                4,899
   Unrealized gains on available-
    for-sale securities                             40                   22
  Retained earnings                             15,452               14,965
                                                22,395               21,890
    Less cost of common stock held
     in treasury, 501,582 shares in
     1996 and 500,187 in 1995                  (10,310)             (10,301)

                                                12,085               11,589

                                              $ 26,297             $ 24,648

                      (This is an unaudited statement)

LATSHAW ENTERPRISES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
(In thousands except per share data)
                                                    Three Months Ended
                                              February 3,         January 28,
                                                 1996                1995

Net sales                                     $ 12,018             $ 11,072
Cost of sales                                    9,290                8,561

Gross Profit                                     2,728                2,511

Selling, general and administrative expenses     1,798                1,634
Interest expense                                   149                  113
Other - net                                         10                   12

Income before income taxes                         771                  752

Income tax provision                               284                  279

Net income                                     $   487             $    473

Net income per common and
common equivalent share:

Primary                                        $   .94             $    .91

Fully Diluted                                  $   .52             $    .50


Common and common equivalent
shares outstanding:

Primary                                            518                  519

Fully diluted                                    1,018                1,019

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

LATSHAW ENTERPRISES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands of dollars)

[CAPTION]

                                                    Three Months Ended
                                              February 3,         January 28,
                                                 1996                1995

Operating activities
 Net income                                    $   487              $   473
 Adjustments to reconcile net income to
 net cash provided by operating activities:
   Depreciation and amortization                   379                  285
   Deferred compensation                           (11)                  (2)
   Post retirement benefit obligation                9                    8
   Provision for loss on accounts receivable         7                    6
   Changes in operating assets and liabilities
    affecting cash and cash equivalents:
      Accounts and notes receivable             (1,738)              (1,676)
      Inventories                                  393                  148
      Prepaid expenses                             213                  153
      Accounts payable                             473                 (216)
      Accrued expenses                            (612)                (355)
      Income taxes payable                         164                  240

Net cash used in operating activites              (236)                (846)

Investing activities
   Purchases of property, plant and equipment     (584)                (344)
   Other                                           (26)                 (17)

Net cash used in investing activities             (610)                (361)

Financing activities
   Payments of notes payable                      (167)                 (58)
   Proceeds from issuance of notes payable       1,300                1,292
   Payments of long-term debt                      (13)                 (12)
   Purchase of treasury stock                       (9)                  (4)

Net cash provided by financing activities        1,111                1,218

Increase in cash and cash equivalents              265                   11

Cash and cash equivalents at beginning
 of period                                         319                  184

Cash and cash equivalents at end of period     $   584              $   195

                         (This is an unaudited statement)

Item 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
         CONDITION AND RESULTS OF OPERATIONS.

     Net sales for the first quarter of 1996 increased 8.5 percent to $12,018,000 compared to $11,072,000 for the same period in 1995. Included in the sales numbers for 1996 are revenues of $532,000 which were attributable to Latshaw's acquisition and operation of the assets of I.H. Molding, Inc.
in Dallas, Texas. This acquisition was completed September 1, 1995. Excluding the I.H. Molding revenue, comparable year-to-year divisional sales increased
3.7 percent. Although the Company is experiencing sales increases, the rate of growth has been slowing. This appears to be a reflection of the trend in the general economy.

     Gross profit was 22.7 percent in the first quarter of 1996 compared to
22.7 percent for the same period in 1995. Slightly higher material costs were offset by operating efficiencies resulting from the higher sales volume. The Company has seen the price of certain components of raw material such as plastic resin and wire begin to plateau and in some cases decrease. Management does not know whether this trend will continue.

   Selling, general and administrative expenses increased $164,000 in the first quarter of 1996 when compared to the same period in 1995. As a percentage of sales these costs were 15.0 percent in 1996 versus 14.8 percent in 1995. The higher costs in 1996 were primarily the result of increased commissions and performance bonuses due to the higher sales volume.

     Interest expense was $149,000 for the first quarter of 1996 compared to $113,000 for the same period a year earlier. This increase was due to additional debt incurred to meet the working capital requirements of higher sales volume plus bank borrowings used to fund asset acquisitions.

     In May 1993, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards (SFAS) No. 115, "Accounting for Certain Investments in Debt and Equity Securities." The Company adopted the provisions of the new standard for investments held as of or acquired after October 30, 1994. Under SFAS No. 115, marketable equity securities held by the Company are classified as available for sale. Available for sale securities are carried at fair market value, with the unrealized gains and losses, net of tax, reported as a separate component of shareholders' equity.

     The effective income tax rate was 36.8 percent in the first quarter of 1996 compared to 37.1 percent in the first quarter of 1995.

     The Company had net income for the first quarter in 1996 of $487,000 or 94 cents per share (primary) and 52 cents per share (fully diluted). For the same period in 1995 the Company had a net profit of $473,000 or 91 cents per share (primary) and 50 cents per share (fully diluted).

     The computation of primary earnings per common and common equivalent share is based on the weighted average number of outstanding common shares and additional shares assuming the exercise of dilutive stock options. The computation of fully diluted earnings per share assumes conversion of the variable interest rate convertible debentures.

     In the first quarter of 1996, the Company used $236,000 in its operating activities and $584,000 for its investment in property, plant and equipment. These cash uses were funded by drawing on the available bank lines of credit. Growth in trade receivables was the primary reason for this cash requirement which resulted primarily from the effects of higher sales volume.

     As of February 3, 1996, the Company, through its subsidiary Wescon Products, had an unused line of credit for short-term bank borrowings of $1,600,000 remaining on the $6,000,000 available, providing for interest at prime. The Company, through its subsidiary Helton, Inc., also has outstanding borrowings of $75,000 at February 3, 1996 on a $350,000 bank line of credit. Management believes that the combination of funds available through its bank lines of credit along with the anticipated cash flow from operations will provide the capital resources necessary to meet the Company's working capital needs. Despite the Company's existing capital resources, opportunities may arise that Management believes would enhance the value of the Company that could require financing not currently provided for. There were no significant capital expenditure commitments outstanding at February 3, 1996.


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

     The Company has agreed to participate in the Holliday Remediation
Task Force (the Task Force), a group of potentially responsible parties for the Site. The Task Force currently has 40 active members and is negotiating participation by other potentially responsible parties. Parties who join the task force agree to participate at one of five specified levels of contribution based upon the Task Force's assessment of liability and to pay a portion of future response and remediation costs based upon their specified level of contribution. The Company will participate in the third contribution level and the Task Force's preliminary estimate of the amount of financial contribution which may be required from the Company at that level is $75,000 to $100,000. A consent decree between the Task Force and the EPA has been executed and filed with the United States District Court for the District of Kansas. Neither ultimate liabilty nor costs are ascertainable at this time. Based upon the information provided by the Task Force, the Company estimates the amount of the financial contribution by the Company, including legal and consulting costs associated with the contingency, that may be required will be $150,000.

     At October 29, 1994, the Company accrued a current liability of $150,000 relating to this contingency. The Company paid approximately $25,000 with respect to this matter during fiscal year 1995, and its accrued expenses at October 28, 1995 and February 3, 1996 includes a current liability of $125,000 relating to this contingency. The Company does not expect final closure of this matter during fiscal year 1996. As a result of this matter, the Company has requested copies of insurance policies that were in effect during the period the contamination allegedly took place. The Company plans to evalute the coverage that existed during this period and determine whether a claim should be filed with the carrier. The Company's ability to obtain contribution from the insurance carrier is not ascertainable at this time.

     In the event the Company ultimately pays certain costs as a potentially responsible party, it is the opinion of management, based upon currently available information, that any such costs or liability are not likely to materially vary from the amount accrued at October 28, 1995 and February 3, 1996.

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


                                      LATSHAW ENTERPRISES, INC.
                                      Registrant

March 19, 1996                        /s/ Michael E. Bukaty
Date                                  Michael E. Bukaty
                                      President

March 19, 1996                        /s/ David G. Carr
Date                                  David G. Carr
                                      Sr. Vice President, CFO

                             EXHIBIT INDEX





Assigned
Exhibit Number         Description of Exhibit


(11)                   Primary and Fully Diluted
                       Net Income per Common Share
                       Computation

(27)                   Financial Data Schedule