Form 10-Q
period 1996-05-04
LATSHAW ENTERPRISES INC /KS/
filed 1996-06-17
CIK 23236

FORM 10-Q

                     SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C. 20549


             QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                    THE SECURITIES EXCHANGE ACT OF 1934


For the quarterly period ended May 4, 1996

Commission file number  1-6072


                         LATSHAW ENTERPRISES, INC.
                            Name of Registrant


         Delaware                                        44-0427150
  State of Incorporation                           IRS Employer I.D. Number


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

               Yes [ X ]            No [   ]

Common Stock, $2 Par Value-498,340 Shares Outstanding at 5-4-96

                                 INDEX
                        LATSHAW ENTERPRISES, INC.



Part I.  Financial Information

Item 1.  Condensed Financial Statements (Unaudited).

         Consolidated Balance Sheets - May 4, 1996 and October
         28, 1995.

         Consolidated Statements of Income - For the three months and six months ended May 4, 1996 and April 29, 1995.

         Notes to Consolidated Financial Statements.

         Consolidated Statements of Cash Flows - For the six months ended May 4, 1996 and April 29, 1995.

Item 2.  Management's Discussion and Analysis of Financial
         Condition and Results of Operations


Part II.  Other Information

Item 1.   Legal Proceedings

Item 5.   Other Information

Item 6.   Exhibits and Reports on Form 8-K.



Signatures

PART I - FINANCIAL INFORMATION
ITEM 1.  Financial Statements
LATSHAW ENTERPRISES, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS  (In thousands)

                                          May 4,    October 28,
                                           1996       1995
Assets
Current assets:
     Cash and cash equivalents         $    574    $    319
     Marketable equity securities           522         450
     Accounts and notes receivable-net    7,351       6,787
     Inventories, at lower of cost
       (LIFO) or market                   7,044       8,056
     Refundable income taxes                116         116
     Deferred income taxes                  691         691
     Prepaid expenses                       168         399

Total current assets                     16,466      16,818

Property, plant and equipment at cost    20,109      19,182
      Less accumulated depreciation
        and amortization                (12,796)    (12,107)
                                          7,313       7,075
Noncompete agreement - net                  504         537
Other assets                                217         218

                                        $24,500     $24,648

Liabilities and Shareholders' Equity
Current liabilities:
      Notes payable                     $ 2,326     $ 3,470
      Accounts payable                    2,068       2,107
      Accrued expenses                    1,670       2,086
      Current portion of long-
        term debt                            53          53
      Current portion of non-
        compete obligation                  111         111
      Income taxes payable                  378           -

Total current liabilities                 6,606       7,827

Long-term debt, less current portion      2,748       2,774
Noncompete obligations, less current
  portion                                   333         333
Pensions and deferred compensation        1,598       1,621
Postretirement benefit obligation           285         266
Deferred income taxes                       238         238

Shareholders' equity
      Preferred stock, no par value:
          Authorized shares - 500,000,
            none issued                       -           -
      Common stock, $2 par value:
          Authorized shares - 1,500,000
          Issued shares - 1,002,162       2,004       2,004
      Class C common stock, $2 par
        value: Authorized shares -
        1,000,000 in 1992, none issued        -           -
      Additional paid-in capital          4,899       4,899
      Unrealized gains on marketable
        securities                           68          22
      Retained earnings                  16,046      14,965

                                         23,017      21,890

      Less cost of common stock
        held in treasury,
          503,822 shares in 1996
          and 500,187 in 1995           (10,325)    (10,301)
                                         12,692      11,589

                                        $24,500     $24,648

                   (This is an unaudited statement)

LATSHAW ENTERPRISES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
(In thousands except per share data)


                             Three Months Ended    Six Months Ended
                             May 4,     April 29,  May 4,     April 29,
                              1996       1995       1996        1995

Net sales                    $11,367    $11,682    $23,385    $22,754
Cost of sales                  8,637      8,762     17,927     17,323

Gross Profit                   2,730      2,920      5,458      5,431

Selling, general and
  administrative expenses      1,581      1,566      3,379      3,200
Interest expense                 171        131        320        244
Other - net                       31         12         41         24

Income before income taxes       947      1,211      1,718      1,963

Income tax provision             353        450        637        729

Net income                   $   594    $   761     $1,081    $ 1,234

Net income per common and
  common equivalent share:

Primary                      $  1.16     $ 1.48     $ 2.10     $ 2.39

Fully Diluted                $   .62     $  .79     $ 1.14     $ 1.28

Common and common equivalent
  shares outstanding:

Primary                          513        515        515        517

Fully Diluted                  1,013      1,015      1,015      1,017

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

LATSHAW ENTERPRISES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands of dollars)


                                                  Six Months Ended
                                                 May 4,     April 29,
                                                  1996         1995

Operating activities
      Net income                                   $1,081    $1,234
      Adjustments to reconcile net income to
        net cash provided by operating activities:
           Depreciation and amortization              722       573
           Deferred compensation                      (23)       (4)
           Postretirement benefit obligation           19        15
           Provision for loss on accounts
             receivable                                12         2
           Changes in operating assets and
             liabilities affecting cash and
             cash equivalents:
                Accounts and notes receivable        (576)   (1,447)
                Inventories                         1,012      (103)
                Prepaid expenses                      231       202
                Accounts payable                      (39)       59
                Accrued expenses                     (416)     (211)
                Income taxes                          352       145

Net cash provided by operating activities           2.375       465

Investing activities
     Purchases of property, plant and equipment     (927)      (685)
     Other                                             1         (7)

Net cash used in investing activities               (926)      (692)


Financing activities
     Payments of notes payable                    (2,520)    (1,045)
     Proceeds from the issuance of notes
       payable                                     1,376      1,374
     Payments of long-term debt                      (26)       (24)
     Purchase of treasury stock                      (24)        (7)

Net cash provided by (used in) financing
  activities                                      (1,194)       298

Increase in cash and cash equivalents                255         71

Cash and cash equivalents at beginning of period     319        184

Cash and cash equivalents at end of period         $ 574     $  255

                       (This is an unaudited statement)

Item 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
         CONDITION AND RESULTS OF OPERATIONS

Sales revenue for the second quarter of 1996 was $11,367,000. This represents a 2.7 percent decrease when compared to the same quarter in 1995 when sales were $11,682,000. For the first six months of 1996, sales revenue was $23,385,000 or a 2.8 percent increase compared to 1995 revenues of $22,754,000. Included in the sales figures for the three and six months of 1996 are revenues of $457,000 and $989,000, respectively, which were attributable to Latshaw's acquisition and operation of the assets of I.H. Molding in Dallas, Texas. This acqui-sition was completed September 1, 1995. Excluding the I.H. Molding revenue, comparable year-to-year divisional sales decreased 6.6 percent and 1.6 percent for the three month and six month period, respectively. Slowing general economic conditions appear to be contributing to a weaker demand for the Company's products.

Gross profit in the second quarter of 1996 was 24.0 percent versus 25.0 percent in the second quarter of 1995. A shift in the sales mix to products with lower profit margins combined with competitive pressure were the primary cause for the declines in 1996.

Selling, general and administrative expenses increased $15,000 in the second quarter and $179,000 for the six months of 1996. As a percent of sales for the six month period, these costs amounted to 14.4 percent in 1996 compared to 14.1 percent in 1995. The higher costs in 1996 were mainly the result of acquisition expenses associated with the purchase of I.H. Molding.

Interest expense was $171,000 for the second quarter of 1996 compared to $131,000 for the same period a year earlier. For the six months in 1996, interest expense was $320,000 versus $244,000 in 1995. The higher costs in 1996 were primarily due to additional debt incurred to meet working capital needs plus bank borrowings used to fund the purchase of the I.H. Molding assets in September of 1995.

In May 1993, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards (SFAS) No. 115, "Accounting for Certain Investments in Debt and Equity Securities." The Company adopted the provisions of the new standard for investments held as of or acquired after October 30, 1994. Under SFAS No. 115, marketable equity securities held by the Company are classified as available for sale. Available for sale securities are carried at fair market value, with the unrealized gains and losses, net of tax, reported as a separate component of share-holders' equity.

The effective income tax rate was 37.1 percent for the first six months of both 1996 and 1995.

The Company had net income for the second quarter of 1996 of $594,000 or $1.16 per share (primary) and $.62 per share (fully diluted) compared to a net profit of $1.48 per share (primary) and $.79 per share (fully diluted) on net income of $761,000 for the second quarter of 1995. For the six months of 1996, there was a per share net profit of $2.10 (primary) and $1.14 (fully diluted) on total net profit of $1,081,000. This compares to a $2.39 per share profit (primary) and $1.28 per share (fully diluted) on total net profit of $1,234,000 for the same period in 1995.

The computation of primary earnings per common and common equivalent share is based on the weighted average number of outstanding common shares and additional shares assuming the exercise of dilutive stock options. The computation of fully diluted earnings per share further assumes conversion of the variable interest rate convertible debentures.

For the six months of 1996 and 1995, the Company had net cash balances provided from operations of $2,375,000 and $465,000, respectively. These funds were used to pay down existing bank lines of credit and/or for the purchase of property and equipment.

As of May 4, 1996, the Company, through its subsidiary, Wescon Products Company, had an unused line of credit for short-term bank borrowing of $4,800,000 remaining on the $7,000,000 available, providing for interest at prime.  The Company, through its subsidiary, Helton, Inc., had an unused bank line of credit at May 4, 1996 of $350,000. Management believes that the combination of funds available through its bank lines of credit along with the anticipated cash flow from operations will provide the capital resources necessary to meet the Company's working capital needs.* Despite the Company's existing capital resources, opportunities may arise that Management believes would increase the value of the Company that could
require financing not currently provided for.   There were no significant
capital expenditure commitments outstanding at May 4, 1996 that have not been previously disclosed.

*This statement is a forward-looking statement, which is subject to certain risks and uncertainties. See PART II, Item 5, "Forward-Looking Statements."


PART II - OTHER INFORMATION

Item 1.  Legal Proceedings

Except as set forth below, there are no material pending legal proceedings other than ordinary routine litigation incidental to the business, to which either the Company or its subsidiaries are a party or of which any of the property of such entities is the subject.

On August 13, 1993 the Company received an inquiry from the United Stated Environmental Protection Agency ("EPA") concerning the disposal of hazardous substances at the Doepke-Holliday Super Fund Site (the "Site") in Johnson County, Kansas. In the letter, the EPA stated that it had information indicating that wastes from the Company were disposed of at the Site. The Company has no records of any such disposal of wastes at the Site. However, the Company no longer has access to most of the records of two divisions which it operated during the relevant time period and subsequently sold, a paint and chemical coatings division and a manufactured housing division.

The Company has agreed to participate in the Holliday Remediation Task Force (the "Task Force"), a group of potentially responsible parties for the Site. The Task Force currently has 40 active members and is negotiating partici-pation by other potentially responsible parties. Parties who join the Task Force agree to participate at one of five specified levels of contribution based upon the Task Force's assessment of liability and to pay a portion of future response and remediation costs based upon their specified level of contribution. The Company will participate in the third contribution level and the Task Force's preliminary estimate of the amount of financial contri-bution which may be required from the Company at that level is $75,000 to $100,000. A consent decree between the Task Force and the EPA has been executed and filed with the United States District Court for the District of Kansas. Neither ultimate liability nor costs are ascertainable at this time. Based upon the information provided by the Task Force, the Company estimates the amount of the financial contribution by the Company, including legal and consulting costs associated with the contingency, that may be required will be $150,000.*

At October 29, 1994, the Company accrued a current liability of $150,000 relating to this contingency. The Company paid approximately $25,000 with respect to this matter during fiscal year 1995, and its accruede expenses at October 28, 1995 and May 4, 1996 includes a current liability of $125,000 relating to this contingency. The Company does not expect final closure of this matter during fiscal year 1996. As a result of this matter, the Company has requested copies of insurance policies that were in effect during the period the contamination allegedly took place. The Company plans to evaluate the coverage that existed during this period and determine whether a claim should be filed with the carrier. The Company's ability to obtain contribution from the insurance carrier is not ascertainable at this time.

In the event the Company ultimately pays certain costs as a potentially responsible party, it is the opinion of management, based upon currently available information, that any such costs or liability are not likely to materially vary from the amount accrued at October 28, 1995 and May 4, 1996.*

*This statement is a forward-looking statement, which is subject to certain risks and uncertainties. See PART II, Item 5, "Forward-Looking Statements."

Item 5.  Other Information

Forward-Looking Statements

Certain statements contained in this Quarterly Report on Form 10-Q which are not statements of historical fact constitute forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended, including, without limitation, the statements specifically identified as forward-looking statements in this Form 10-Q. In addition, certain statements in future filings by the Company with the Securities and Exchange Commission, in the Company's press releases, and in oral statements made by or with the approval of an authorized executive officer of the Company which are not statements of historical fact constitute forward-looking statements within the meaning of the Act. Examples of forward-looking statements include, but are not limited to: (i) projections of revenues, income or loss, earnings or loss per share, capital expenditures, the payment or non-payment of dividends, capital structure and other financial items, (ii) statements of plans and objectives of the Company or its management or Board of Directors, including plans or objectives relating to the products or services of the Company, (iii) statements of future economic performance, and (iv) statements of assumptions underlying the statements described in (i), (ii) and (iii).

Forward-looking statements made by or on behalf of the Company involve risks and uncertainties which may cause actual results to differ materially from those in such statements. Some important factors that could cause the actual results to differ materially from those discussed in the forward-looking statements include, but are not limited to: changes in general economic conditions; competitive, regulatory or tax changes that affect the cost of or demand for the Company's products; weather conditions; adverse litigation results; failure to achieve cost-saving goals; changes in raw material prices or availability; loss of one or more significant customers; inflation; and changes in environmental regulation. Other factors not identified herein could also have such an effect.

With respect to the forward-looking statement specifically identified in
PART I, Item 2 of this Form 10-Q regarding the adequacy of the Company's capital resources, such statement is subject to several risks and uncertainties including, without limitation: the future economic performance of the Company (which is dependent in part upon the factors described above); the ability of the Company's subsidiary, Wescon Products Company, to renew its $7,000,000 line of credit, which expires in February, 1997, for the same amount and upon substantially the same terms; future acquisitions of other businesses not currently anticipated by management of the Company; and other material expenditures not currently anticipated by management.

The forward-looking statements specifically identified in PART II, Item 1 of this Form 10-Q, which relates to the Company's expected costs and liability in connection with the environmental matter described therein, is subject to a number of risks and uncertainties, including, without limitation: the actual costs of the clean-up may exceed those currently projected; the Site may contain undiscovered conditions requiring further remediation costs; the entities engaged by the Task Force to effect the clean-up may fail to correctly remediate the Site; the EPA may reopen its claims against all responsible parties, including the Company, as permitted under the Consent Decree; and a third party may make claims against the Company related to the Site. The occurrence of any of the foregoing may cause the Company to incur additional liability or costs.

Item 6.  Exhibits and Reports on Form 8-K

       (a)     Exhibits

               (11)  Primary and Fully Diluted Net Income
                     per Common Share Computation

               (27)  Financial Data Schedule

       (b)     Reports on Form 8-K - None

                              SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


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




June 17, 1996

                            EXHIBIT INDEX


     Assigned
     Exhibit Number         Description of Exhibit

     (11)                   Primary and Fully Diluted Net Income
                            per Common Share Computation

     (27)                   Financial Data Schedule