Form 10-Q
period 1996-08-03
LATSHAW ENTERPRISES INC /KS/
filed 1996-09-16
CIK 23236

FORM 10-Q

                     SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C. 20549


             QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                    THE SECURITIES EXCHANGE ACT OF 1934


For the quarterly period ended August 3, 1996

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

               Yes [ X ]            No [   ]

Common Stock, $2 Par Value-496,999 Shares Outstanding at 8-3-96


                                 INDEX
                        LATSHAW ENTERPRISES, INC.



Part I.  Financial Information

Item 1.  Condensed Financial Statements (Unaudited).

         Consolidated Balance Sheets - August 3, 1996 and October 28, 1995.

         Consolidated Statements of Income - For the three months and six months ended August 3, 1996 and July 29, 1995.

         Notes to Consolidated Financial Statements.

         Consolidated Statements of Cash Flows - For the six months ended August 3, 1996 and July 29, 1995.

Item 2.  Management's Discussion and Analysis of Financial
         Condition and Results of Operations


Part II.  Other Information

Item 1.   Legal Proceedings

Item 5.   Other Information

Item 6.   Exhibits and Reports on Form 8-K.



Signatures

PART I - FINANCIAL INFORMATION
ITEM 1.  Financial Statements
LATSHAW ENTERPRISES, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS  (In thousands)

                                       August 3,    October 28,
                                           1996       1995
Assets
Current assets:
     Cash and cash equivalents          $   308    $    319
     Marketable equity securities,
       at lower of cost or market           522         450
     Accounts and notes receivable-net    6,058       6,787
     Inventories, at lower of cost
       (LIFO) or market                   7,683       8,056
     Refundable income taxes                116         116
     Deferred income taxes                  691         691
     Prepaid expenses                        74         399

Total current assets                     15,452      16,818

Property, plant and equipment at cost    20,263      19,182
      Less accumulated depreciation
        and amortization                (13,141)    (12,107)
                                          7,122       7,075

Noncompete agreement - net                  462         537

Other assets                                224         218

                                       $ 23,260    $ 24,648

Liabilities and Shareholders' Equity
Current liabilities:
      Notes payable                    $  1,057    $  3,470
      Accounts payable                    2,259       2,107
      Accrued expenses                    1,726       2,086
      Current portion of long-
        term debt                            53          53
      Current portion of non-
        compete obligation                  111         111
      Income taxes payable                   16           -

Total current liabilities                 5,222       7,827

Long-term debt, less current portion      2,735       2,774
Noncompete obligation, less current
  portion                                   333         333
Pensions and deferred compensation        1,587       1,621
Postretirement benefit obligation           294         266
Deferred income taxes                       238         238

Shareholders' equity
      Preferred stock, no par value:
          Authorized shares - 500,000,
            none issued                       -           -
      Common stock, $2 par value:
          Authorized shares - 1,500,000
          Issued shares - 1,002,162       2,004       2,004
      Class C common stock, $2 par
        value: Authorized shares -
        1,000,000 in 1992, none issued        -           -
      Additional paid-in capital          4,899       4,899
      Unrealized gains on marketable
        securities                           68          22
      Retained earnings                  16,213      14,965

                                         23,184      21,890

      Less cost of common stock
        held in treasury,
          505,163 shares in 1996
          and 500,187 in 1995           (10,333)    (10,301)
                                         12,851      11,589

                                        $23,260     $24,648

                   (This is an unaudited statement)

LATSHAW ENTERPRISES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
(In thousands except per share data)


                             Three Months Ended    Six Months Ended
                            August 3,    July 29,  August 3,   July 29,
                              1996       1995       1996        1995

Net sales                    $ 9,630    $ 8,374    $33,015    $31,128
Cost of sales                  7,729      6,868     25,656     24,191

Gross Profit                   1,901      1,506      7,359      6,937

Selling, general and
  administrative expenses      1,539      1,427      4,918      4,627
Interest expense                  94        124        414        368
Other - net                        5         15         46         39

Income (loss) before
  income taxes                   263        (60)     1,981      1,903

Income tax (benefit)
  provision                       96        (22)       733        707

Net income (loss)            $   167    $   (38)   $ 1,248    $ 1,196

Net income (loss) per common
  and common equivalent shares:

Primary                      $    .32   $   (.07)  $  2.42    $  2.32

Fully Diluted                $    .20   $    .00   $  1.34    $  1.29

Common and common equivalent
  shares outstanding:

Primary                          516        515        515        516

Fully Diluted                  1,016      1,018      1,015      1,019

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

LATSHAW ENTERPRISES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands of dollars)


                                                  Six Months Ended
                                                 August 3,    July 29,
                                                  1996         1995

Operating activities
      Net income                                   $1,248    $1,196
      Adjustments to reconcile net income to
        net cash provided by operating activities:
           Depreciation and amortization            1,109       861
           Deferred compensation                      (34)       (6)
           Post retirement benefit obligation          28        23
           Provision for loss on accounts
             receivable                                20        18
           Changes in operating assets and
             liabilities affecting cash and
             cash equivalents:
                Accounts and notes receivable         709       835
                Inventories                           373      (896)
                Prepaid expenses                      325       363
                Accounts payable                      152    (1,036)
                Accrued expenses                     (370)     (343)

Net cash provided by operating activities           3,560     1,015

Investing activities
     Purchases of property, plant and equipment    (1,081)   (1,037)
     Other                                             (6)        4

Net cash used in investing activities              (1,087)   (1,033)


Financing activities
     Payments of notes payable                    (3,789)    (1,946)
     Proceeds from the issuance of notes
       payable                                     1,376      2,074
     Payments of long-term debt                      (39)       (37)
     Purchase of treasury stock                      (32)       (23)

Net cash provided by (used in) financing
  activities                                      (2,484)        68

Increase in cash and cash equivalents                (11)        50

Cash and cash equivalents at beginning of period     319        184

Cash and cash equivalents at end of period         $ 308     $  234

                       (This is an unaudited statement)

Item 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
         CONDITION AND RESULTS OF OPERATIONS

Sales revenue for the third quarter, as well as for the nine months of 1996, was higher than the same period in 1995. Sales revenue for the third quarter of 1996 was $9,630,000, an increase of 15.0 percent over the $8,374,000 level in 1995. For the nine months of 1996, sales revenue was $33,015,000 which represents a 6.1 percent increase over the same period in 1995 of $31,128,000. Included in the sales number for 1996 are revenues of $656,000 for the third quarter and $1,645,000 for the nine months which is attributable to Latshaw's acquisition and operation of the assets of I.H. Molding, Inc. in Dallas, Texas. This acquisition was completed in September of 1995. Excluding the I.H. Molding revenue, comparable year-to-year divisional sales increased
7.2 percent and 0.8 percent for the three month and nine month priod, respectively. Improving general economic conditions appear to be the primary reason for this increased demand for Company products.

Gross profit in the third quarter of 1996 was 19.7 percent versus 18.0 percent for the same period in 1995. This improvement resulted from operating efficiencies due to the higher sales volume. For the nine months of both 1996 and 1995 gross profit was 22.3 percent.

Selling, general and administrative expenses for the third quarter and the nine months of 1996 were higher when compared to the same periods in 1995. However, as a percentage of sales, these costs were equal to or lower in 1996 than in 1995. The higher costs in 1996 were primarily the result of increases in commissions and performance bonuses based upon improved sales and expenses associated with the purchase of I.H. Molding.

Interest expense was $94,000 for the third quarter of 1996 compared to $124,000 for the same period a year earlier. For the nine months in 1996, interest expense was $414,000 versus $368,000 in 1995. The lower interest expense in the third quarter of 1996 was due to the Company's repayment of bank borrowings in reduction of its existing bank lines of credit and lower interest rates. The higher costs for the nine months in 1996 were primarily due to additional debt incurred to meet working capital needs during the year plus bank borrowings used to fund the purchase of the I.H. Molding assets in September of 1995.

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

The effective income tax rate for the first nine months of 1996 and 1995 was 37.0 and 37.2 percent, respectively.

The Company had net income for the third quarter of 1996 of $167,000 or $.32 per share (primary) and $.20 per share (fully diluted) compared to a net loss of $.07 per share (primary) on a net loss of $38,000 for the third quarter of 1995. For the nine months of 1996, there was a per share net profit of $2.42 (primary) and $1.34 (fully diluted) on total net profit of $1,248,000. This compares to a $2.32 per share profit (primary) and $1.29 per share (fully diluted) on total net profit of $1,196,000 for the same period in 1995.

The computation of primary earnings per common and common equivalent share is based on the weighted average number of outstanding common shares and additional shares assuming the exercise of dilutive stock options. The computation of fully diluted earnings per share further assumes conversion of the variable interest rate convertible debentures.

For the nine months of 1996 and 1995, the Company had net cash balances provided from operations of $3,560,000 and $1,015,000, respectively. These funds were used to pay down existing bank lines of credit and/or for the purchase of property and equipment. The increase in 1996 is principally due to improved control of inventory levels in 1996 and a larger reduction in accounts payable in 1995.

As of August 3, 1996, the Company, through its subsidiary, Wescon Products Company, had an unused line of credit for short-term bank borrowing of $6,000,000 remaining on the $7,000,000 available, providing for interest at prime.  The Company, through its subsidiary, Helton, Inc., had an unused bank line of credit at August 3, 1996 of $350,000. Management believes that the combination of funds available through its bank lines of credit along with the anticipated cash flow from operations will provide the capital resources necessary to meet the Company's working capital needs.* Despite the Company's existing capital resources, opportunities may arise that Management believes would increase the value of the Company that could
require financing not currently provided for.   There were no significant
capital expenditure commitments outstanding at August 3, 1996 that have not been previously disclosed.

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

The Company has agreed to participate in the Holliday Remediation Task Force (the "Task Force"), a group of potentially responsible parties for the Site. The Task Force currently has 40 active members and is negotiating partici-pation by other potentially responsible parties. Parties who join the Task Force agree to participate at one of five specified levels of contribution based upon the Task Force's assessment of liability and to pay a portion of future response and remediation costs based upon their specified level of contribution. The Company will participate in the third contribution level and the Task Force's preliminary estimate of the amount of financial contri-bution which may be required from the Company at that level is $75,000 to $100,000. A consent decree between the Task Force and the EPA has been executed and filed with the United States District Court for the District of Kansas. Neither ultimate liability nor costs are ascertainable at this time. Based upon the information provided by the Task Force, the Company estimates the amount of the financial contribution by the Company, including legal and consulting costs associated with the contingency, that may be required will be $150,000.*

At October 29, 1994, the Company accrued a current liability of $150,000 relating to this contingency. The Company paid approximately $25,000 with respect to this matter during fiscal year 1995, and $14,000 for the first nine months of fiscal 1996. At August 3, 1996, the Company had an accrued liability of $111,000 relating to the contingency. The Company does not expect final closure of this matter during fiscal year 1996. As a result of this matter, the Company has requested copies of insurance policies that were in effect during the period the contamination allegedly took place. The Company plans to evaluate the coverage that existed during this period and determine whether a claim should be filed with the carrier. The Company's ability to obtain contribution from the insurance carrier is not ascertainable at this time.

In the event the Company ultimately pays certain costs as a potentially responsible party, it is the opinion of management, based upon currently available information, that any such costs or liability are not likely to materially vary from the amount accrued at August 3, 1996.*

*This statement is a forward-looking statement, which is subject to certain risks and uncertainties. See PART II, Item 5, "Forward-Looking Statements."

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




September 13, 1996

                            EXHIBIT INDEX


     Assigned
     Exhibit Number         Description of Exhibit

     (11)                   Primary and Fully Diluted Net Income
                            per Common Share Computation

     (27)                   Financial Data Schedule