Form 10-Q/A
period 1996-08-03
LATSHAW ENTERPRISES INC /KS/
filed 1996-10-02
CIK 23236

FORM 10-Q/A
                             (Amendment No. 1)

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


                              EXPLANATORY NOTE

     This Form 10-Q/A of Latshaw Enterprises, Inc. is being filed to amend the following: (1) Index - Part I, Item 1, "Consolidated
Statements of Income - For the three months and six months ended
August 3, 1996 and July 29, 1995" changed to "Consolidated Statements of Operations - For the three months and nine months ended August 3, 1996 and July 29, 1995"; (2) Index - Part I, Item 1, "Consolidated Statements of Cash Flows - For the six months ended August 3, 1996 and July 29, 1995" changed to "Consolidated Statements of Cash Flows -
For the nine months ended August 3, 1996 and July 29, 1995"; (3) Part I,
Item 1, Header - "LATSHAW ENTERPRISES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME" changed to "LATSHAW ENTERPRISES,
INC. AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF OPERATIONS"; (4) Part I,
Item 1, under LATSHAW ENTERPRISES, INC. AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF OPERATIONS, Caption over third and fourth columns -
"Six Months Ended" changed to "Nine Months Ended,"; (5) Part I, Item 1, under LATSHAW ENTERPRISES, INC. AND SUBSIDIARIES CONSOLIDATED STATEMENTS
OF CASH FLOWS, Caption - "Six Months Ended" changed to "Nine Months Ended";
(6) Part II, Item 1, first line of second full paragraph, "United Stated" changed to "United States."


                                 INDEX
                        LATSHAW ENTERPRISES, INC.


Part I.  Financial Information

Item 1.  Condensed Financial Statements (Unaudited).

         Consolidated Balance Sheets - August 3, 1996 and October 28, 1995.

         Consolidated Statements of Operations - For the three months and nine months ended August 3, 1996 and July 29, 1995.

         Notes to Consolidated Financial Statements.

         Consolidated Statements of Cash Flows - For the nine months ended August 3, 1996 and July 29, 1995.

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

                   (This is an unaudited statement)

LATSHAW ENTERPRISES, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands except per share data)


                             Three Months Ended     Nine Months Ended
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


                                                   Nine Months Ended
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


                                      LATSHAW ENTERPRISES, INC.

                                      /s/ Michael E. Bukaty
                                      Michael E. Bukaty
                                      President



                                      /s/ David G. Carr
                                      David G. Carr
                                      Sr. Vice President, C.F.O.




October 1, 1996

                            EXHIBIT INDEX


     Assigned
     Exhibit Number         Description of Exhibit

     (11)                   Primary and Fully Diluted Net Income
                            per Common Share Computation

     (27)                   Financial Data Schedule