Form 10-K
period 1996-11-02
LATSHAW ENTERPRISES INC /KS/
filed 1997-01-30
CIK 23236

FORM 10-K

                     SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C.
                                  20549

[X]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended November 2, 1996.

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

Securities registered pursuant to Section 12(b) of the Act:  None

Securities registered pursuant to Section 12(g) of the Act:  None

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

     The aggregate market value of the voting stock held by non-affiliates of the registrant (persons other than directors, officers and beneficial owners of more than 5% of the outstanding stock) as of December 19, 1996, computed by reference to the closing bid price on January 17, 1997 as quoted by Mesirow Capital, Inc., Chicago, Illinois was $760,200. The non-inclusion of shares held by directors, officers and beneficial owners of more than 5% of the outstanding stock shall not be deemed to constitute an admission that such persons are affiliates of the registrant within the meaning of the Securities Exchange Act of 1934.

     The number of outstanding shares of the registrant's common stock as of December 19, 1996 was 9,922 shares.

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

Recent Events

     On December 14, 1996, the stockholders of the Company approved a one for fifty reverse stock split of the issued and outstanding common stock of the Company. The reverse stock split became effective as of the close of business on December 18, 1996. All references herein to numbers of shares and per share amounts have been retroactively restated to reflect the reverse stock split.

     On December 19, 1996, the Company filed a certification and notice on Form 15 with the Securities and Exchange Commission ("SEC") to terminate the registration of the Company's common stock under Section 12(g) of the Securities Exchange Act of 1934 ("Exchange Act"). Under the rules of the SEC, such deregistration should occur on March 18, 1997.* Also, the Company intends to seek termination of its reporting requirements under Section 15(d) of the Exchange Act, which requires the filing of annual, quarterly and current reports with the SEC, as soon as it qualifies for termination.* The Company intends to continue providing annual and quarterly reports to stockholders.*

     The Board of Directors has approved an amendment to the Company's Certificate of Incorporation which would effect a 20-for-1 forward stock split of the issued and outstanding common stock of the Company, subject to stockholder approval at a stockholders' meeting to be held on April 19, 1997.* The proposed amendment, if approved, would increase the number of shares of common stock of the Company available for trading.


*This statement is a forward-looking statement, which is subject to certain risks and uncertainties. See Item 7 "Management's
Discussion and Analysis of Financial Condition and Results of
Operations - Forward Looking Statements."

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

     The Consumer Products Division was formed fourteen years ago. Hand tools have been designed and manufactured through this Division to further utilize Wescon's existing equipment now used for the manufacture of Controls and Plastics products. Products presently being manufactured and marketed under the name "Latshaw Tools" include a broad line of automotive oriented hand-held snow and ice removal tools under the "ICE BREAKER" trade name and a family of ratcheting tools under the "MR. RATCHET" trade name. The MR. RATCHET tools include a ratcheting nutdriver tool set, a ratcheting screwdriver with six interchangeable tips and a fixed shaft non-ratcheting screwdriver with twenty-eight tips. These new consumer and professional products are marketed through hardware chains, automotive parts stores, grocery chains, and a wide variety of mass merchandisers. They are designed to appeal to the more discriminating buyer.

     All of the products are distributed throughout the United States through direct salesmen and manufacturers' representatives. In fiscal 1996, Mary Kay Cosmetics, Inc. accounted for 11% of net sales. In fiscal 1995, Mary Kay Cosmetics, Inc. accounted for 12% of net sales. Sales by the Company to Mary Kay Cosmetics, Inc. accounted for 14% and Toro Corp. accounted for 10% of net sales in fiscal 1994.

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


     Backlogs of Wescon are somewhat below last year's levels.
Sales volume has little seasonal variation, with the exception of the third quarter (May-July), when volume is lower than the other quarters.

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

I.H. Molding, Inc.

     The Company acquired the operating assets of I.H. Molding, Inc. in Dallas, Texas in September 1, 1995. This wholly owned subsidiary of Wescon Products Company has seven injection molding machines which produce molded plastic products for a wide range of customers. Secondary manufacturing processes available to these customers include hot stamping, pad printing, hinge pin insertion, sonic welding and shrink wrap packaging.

Investment Activities

     In addition to its holding company activities, the Company has also invested in the common stock of Stifel Financial Corp., whose headquarters are located in St. Louis, Missouri. As of the end of 1996 fiscal year, the Company owned 78,764 shares, or approximately 1.8%, of the outstanding common stock of Stifel Financial Corp. Stifel Financial Corp. and its subsidiaries are engaged in general securities brokerage, public and corporate finance, and investment advisory businesses.

     The common stock of Stifel Financial Corp. is traded on the New York Stock Exchange. See Note 6 of the Notes to Consolidated
Financial Statements set forth in this Form 10-K which is included herein by reference.

Employees

     The Company has approximately 525 employees and considers relations with its employees to be good.

Industry Segment Information

     Industry segment information concerning the Company is not presented herein. Management of the Company has determined that none of the Company's subsidiaries or divisions thereof constitute reportable industry segments under applicable accounting standards.


Executive Officers of the Company

                       An Executive    Positions and Offices
                       Officer of the  Held with the Company
Name              Age  Company Since   as of December 31, 1996(1)
[S]                [C]     [C]         [S]
John Latshaw       75     1987(2)      Chairman of the Board of
                                       Directors, Managing
                                       Director and Chief
                                       Executive Officer

Michael E. Bukaty  60     1984(3)      President and Chief
                                       Operating Officer

David G. Carr      51     1984(4)      Senior Vice-President,
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

I.H. Molding, Inc.
Dallas, Texas

1. Plastic Injection           20,000 sq. ft.     Leased
   Molding Plant

Coast Wire & Plastic Tech, Inc.
Gardena, California

1. Electrical Wire Forming     20,000 sq. ft.     Leased
   Plant

Item 3 - Legal Proceedings.

     Except as set forth below, there are no material pending legal proceedings other than ordinary routine litigation incidental to the business, to which either the Company or its subsidiaries is a party or of which any of the property of such entities is the subject.

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

     The Company has agreed to participate in the Holliday Remediation Task Force (the Task Force), a group of potentially responsible parties for the Site. The Task Force currently has 40 active members and is negotiating participation by other potentially responsible parties. Parties who join the task force agree to participate at one of five specified levels of contribution based upon the Task Force's assessment of liability and to pay a portion of future response and remediation costs based upon their specified level of contribution. The Company will participate in the third contribution level and the Task Force's preliminary estimate of the amount of financial contribution which may be required from the Company at that level is $75,000 to $100,000. A consent decree between the Task Force and the EPA has been executed and filed with the United States District Court for the District of Kansas. Neither ultimate liability nor costs are ascertainable at this time. Based upon the information provided by the Task Force, the Company estimates the amount of the financial contribution by the Company, including legal and consulting costs associated with the contingency, that may be required will be $150,000.*

     At October 29, 1994, the Company accrued a current liability of $150,000 relating to this contingency. The Company paid approximately $25,000 with respect to this matter during fiscal year 1995, and $14,000 during fiscal year 1996. At November 2, 1996, the Company had an accrued liability of $111,000 relating to the contingency. The Company does not expect final closure of this matter during fiscal year 1997. As a result of this matter, the Company has requested copies of insurance policies that were in effect during the period the contamination allegedly took place. The Company plans to evaluate the coverage that existed during this period and determine whether a claim should be filed with the carrier. The Company's ability to obtain contribution from the insurance carrier is not ascertainable at this time.

     In the event the Company ultimately pays certain costs as a potentially responsible party, it is the opinion of management, based upon currently available information, that any such costs or liability is not likely to materially vary from the amount accrued at November 2, 1996.*


*This statement is a forward-looking statement, which is subject to certain risks and uncertainties. See Item 7 "Management's
Discussion and Analysis of Financial Condition and Results of
Operations - Forward Looking Statements."

Item 4 - Submission of Matters to a Vote of Security Holders.

     The Annual Meeting of Stockholders was held on December 14,
1996.


     At the meeting, the stockholders (i) approved an amendment of Article FOURTH of the Certificate of Incorporation to effect a 1 for 50 reverse stock split of the Company's common stock;
(ii) elected two directors for three-year terms and (iii) ratified the appointment of Ernst & Young as independent auditors of the corporation for the fiscal year ended November 2, 1996. The number of votes cast for, against and withheld, and the number of abstentions and broker nonvotes as to each such matter, including a separate tabulation with respect to each nominee for director, are set forth below:

1.	Approval of Amendment of Certificate of Incorporation

For:       353,924
Against:    30,781
Abstained:      33
Broker
  Nonvotes:      0


2.	Election of Directors

Nominees                  Votes For       Votes Withheld

Michael E. Bukaty         369,960         14,778
John Latshaw              369,960         14,778


3.	Ratification of Independent Auditors

For:       374,067
Against:     3,574
Abstained:   7,097
Broker
  Nonvotes:      0


                            PART II

Item 5 - Market for Registrant's Common Equity and Related
         Stockholder Matters.

     The Company's common stock is traded on the over-the-counter market. There are two market makers in the Company's stock. The following table sets forth the high and low bid quotations of the stock for each quarter during the past two fiscal years. All quotations have been retroactively restated to reflect a 1-for-50 reverse stock split that occurred on December 19, 1996.

                              1996               1995
                          HIGH    LOW        HIGH    LOW
     Nov. - Jan.          350   -  300       425  -  350
     Feb. - Apr.          312.5 -  300       350  -  350
     May  - Jul.          375   -  312.5     400  -  350
     Aug. - Oct.          425   -  375       400  -  350

     The source of the high and low bid quotations provided above as Mesirow Capital, Inc., Chicago, Illinois.

     The Company had approximately 147 shareholders of record on December 19, 1996.

     No cash dividends were declared during fiscal years 1995 or 1996. The Company does not currently expect to pay cash dividends in the immediate future. Under the existing agreement of the Company and Wescon Products Company, the Company's largest subsidiary, with their primary lender, Wescon Products Company may make only such payments to the Company as are provided in the Company's corporate budget, not to exceed $125,000 per month.

Item 6 - Selected Financial Data.

     The information included in the schedule entitled "Five Year
Summary" contained in Exhibit 99 to this Form 10-K is incorporated herein by reference.

Item 7. - Management's Discussion and Analysis of Financial
          Condition and Results of Operations.

     In 1996, sales increased 8.0 percent to $44,407,000 from the 1995 level of $41,102,000. Sales increased 6.1 percent in 1995 from the 1994 total of $38,732,000. Included in sales for 1996 are a full year of revenues attributable to the I.H. Molding Division totaling $2,191,000. This division was acquired in September of 1995 and contributed $331,000 to revenues for fiscal 1995. In 1996, all of the Company's product groups experienced similar percentage sales increases. Improvement in the general economic conditions appear to have had a favorable effect on many of our customers. The increase in revenues in 1996 (other than the portion attributable to the inclusion of the revenues of the I.H. Molding Division for the full year) resulted primarily from new product introductions.

     Gross profit as a percentage of sales was 22.6 percent in 1996 compared to 21.8 percent in 1995 and 24.5 percent in 1994. The improvement in 1996 resulted from manufacturing efficiencies and higher sales volume. In 1995, increased raw material costs were experienced by all the Company's product groups which was the primary cause for the decrease in gross profit for 1995 when compared to 1994.

     In 1996, selling, general and administration expense was $6,899,000 which is 15.5 percent of sales compared with $6,474,000 or 15.8 percent in 1995 and $6,795,000 or 17.5 percent in 1994.
Increases in selling, general and administrative expense since 1994 are due primarily to costs associated with higher sales volumes such as commissions and performance incentives. In addition, 1994 expenses included $250,000 and $150,000 of nonrecurring contingency reserve, respectively. Excluding these expenses in 1994, selling, general and administrative expenses have been decreasing as a percent of sales because of the economies of scale gained as a result of the higher sales volume.

     Interest expense for 1996 was $513,000 compared to $523,000 and $361,000 in 1995 and 1994, respectively. The decrease in 1996 was due to lower interest rates. The increase in 1995 was the result of higher bank debt which was used to finance acquisitions as well as inventory and receivable growth due to the increased sales volume. Borrowing costs in 1995 were also higher because of the increase in interest rates the Company paid on its outstanding convertible subordinated debentures and bank borrowing compared to 1994.

     In May 1993, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards (SFAS) No. 115, "Accounting for Certain Investments in Debt and Equity Securities." The Company adopted the provisions of the new standard for investments held as of or acquired after October 30, 1994. In accordance with SFAS No. 115, prior period financial statements have not been restated to reflect the change in accounting principle. Under SFAS No. 115, marketable equity securities held by the company are classified as available for sale. Available for sale securities are carried at fair market value, with the unrealized gains and losses, net of tax, reported as a separate component of shareholders' equity. For 1994, the Company's marketable equity securities were carried at the lower of aggregate cost or market value. For 1994, Latshaw Enterprises had an unrealized gain on these securities of $712,000. In 1994, the Company had a realized loss on the sale of marketable equity securities of $997,000.

     In 1996, the Company sold its investment in EduCare Community Living Corp. to VOCA Holding Incorporated for cash and notes. This resulted in the Company recording a capital gain of $189,000.
Proceeds from this sale were used to reduce bank borrowings.

     The Company's effective income tax rate was 34 percent in 1996. The income tax rate was 38 percent and 42 percent in 1995 and 1994, respectively. See Footnote 5 to the Consolidated Financial Statements for a reconciliation of the income tax provision to the amount computed at the Federal statutory rate. The lower tax rate in 1996 is principally attributable to the net effect of capital loss carryforwards utilized in 1996 to offset capital gains incurred from the sale of marketable equity securities, and unrealized gains on marketable securities recorded in 1996. The higher tax rate in 1994 is principally attributable to an increase in the valuation reserve resulting from the effect of increased capital loss carryforwards related to the sale of marketable equity securities in 1994, net of the $712,000 reduction of cumulative unrealized capital losses on these securities.

     The Company had net income of $1,939,000, $1,329,000 and $1,193,000 for 1996, 1995 and 1994, respectively. Higher sales, new product introductions and improved operating efficiencies contributed to the growth of net income for those years.

     At year end, net working capital was $10,643,000 in 1996, $8,991,000 in 1995 and $8,427,000 in 1994. The ratio of current assets to current liabilities was 2.5, 2.1 and 2.2 at the end of 1996, 1995 and 1994, respectively.

     In 1996, net cash provided by operating activities totaled $3,769,000 resulting from net income of $1,939,000; $1,898,000 from noncash depreciation and amortization charges; and a $649,000 increase in accounts payable, less the cash required to fund the $1,237,000 increase in accounts receivable resulting from the increase in sales. These and other funds were used by the Company to purchase $2,072,000 of property, plan and equipment and to reduce bank borrowings by $1,910,000. In 1995, net cash provided by operating activities totaled $1,676,000 resulting from net income of $1,329,000 and $1,570,000 from noncash depreciation and amortization charges, less the effects of cash required to fund an increase in receivables and a reduction in accounts payable. These funds, combined with additional bank borrowings, were used by the Company to acquire the operating assets of I.H. Molding for $637,000 in cash and purchase other property, plan and equipment of $1,916,000. Net cash provided by operating activities in 1994 totaled $1,938,000 resulting primarily from $1,193,000 in net income and $1,395,000 in noncash depreciation and amortization charges, less the effects of cash required to fund the increases in working capital needed to support increased sales. These funds, combined with additional bank borrowings, were used by the Company to acquire the operating assets of Coast Wire & Plastic Tech, Inc. for $690,000 and purchase $1,919,000 of property, plant and equipment.

     At November 2, 1996, the Company through its subsidiary, escon Products Company, had an unused line of credit for short term bank borrowings of $5,200,000 remaining of the $7,000,000 available, providing for interest at prime. This line of credit is collateralized by equipment, real estate, marketable equity securities, inventories and accounts receivable. The Company, through its subsidiary, Helton, Inc., also has outstanding borrowings of $25,000 at November 2, 1996 on a $350,000 bank line of credit, with interest at prime plus 1.25 percent. This line of credit is collateralized by inventory and accounts receivable of Helton, Inc. Management believes that the combination of funds available through its bank lines of credit along with the anticipated cash flow from operations will provide the capital resources necessary to meet the Company's current working capital needs.* Despite the company's existing capital resources, opportunities may arise that Management believes would enhance the value of the Company that could require financing not currently provided for. There were no significant capital expenditure commitments outstanding at the end of the fiscal year.

*This statement is a forward-looking statement, which is subject to certain risks and uncertainties. See "Forward Looking Statements" below.

Forward-Looking Statements

     Certain statements contained in this Annual Report on Form 10-K which are not statements of historical fact constitute forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended, including, without limitation, the statements specifically identified as forward-looking statements in this Form 10-K. In addition, certain statements in future filings by the Company with the Securities and Exchange Commission, in the Company's press releases, and in oral statements made by or with the approval of an authorized executive officer of the Company which are not statements of historical fact constitute forward-looking statements within the meaning of the Act. Examples of forward-looking statements including, but are not limited to: (i) projections of revenues, income or loss, earnings or loss per share, capital expenditures, the payment or non-payment of dividends, capital structure and other financial items,
(ii) statements of plans and objectives of the Company or its management or Board of Directors, including plans or objectives relating to the products or services of the Company,
(iii) statements of future economic performance, and
(iv) statements of assumptions underlying the statements described in (i), (ii) and (iii).

     Forward-looking statements made by or on behalf of the Company involve risks and uncertainties which may cause actual results to differ materially from those in such statements. Some important factors that could cause the actual results to differ materially from those discussed in the forward-looking statements include, but are not limited to: changes in general economic conditions; competitive, regulatory or tax changes that affect the cost of or demand for the Company's products; weather conditions; adverse litigation results; failure to achieve cost-saving goals; changes in raw material prices or availability; loss of one or more significant customers; inflation; and changes in environmental regulation. Other factors not identified herein could also have such an effect. With respect to statements of plans or objectives of the Company or its management or Board of Directors, such plans or objectives are subject to change or revision at any time.

     The forward-looking statements specifically identified in
Item 1 of this Form 10-K which relate to the intentions of the Company are subject to change by the Board of Directors at any time. With respect to the forward-looking statement specifically identified in Item 1 of this Form 10-K regarding the proposed 20-for-1 forward stock split, such proposed stock split is subject to the approval of the stockholders of the Company and, even if approved by the stockholders, may be abandoned by the Board of Directors of the Company at any time prior to its effective date.

     The forward-looking statements specifically identified in
Item 3 of this Form 10-K, which relate to the Company's expected costs and liability in connection with the environmental matter described therein, are subject to a number of risks and uncertainties, including, without limitation: the actual costs of the clean-up may exceed those currently projected; the Site may contain undiscovered conditions requiring further remediation costs; the entities engaged by the Task Force to effect the clean-up may fail to correctly remediate the Site; the EPA may reopen its claims against all responsible parties, including the Company, as permitted under the Consent Decree; and a third party may make claims against the Company related to the Site. The occurrence of any of the foregoing may cause the Company to incur additional liability or costs.

     With respect to the forward-looking statement specifically identified above in Item 7 of this Form 10-K regarding the adequacy of the Company's capital resources, such statement is subject to several risks and uncertainties including, without limitation: the future economic performance of the Company (which is dependent in part upon the factors described above); the ability of the Company's subsidiary, Wescon Products Company, to renew its $7,000,000 line of credit, which expires in February, 1997, for the same amount and upon substantially the same terms; future acquisitions of other businesses not currently anticipated by management of the Company; and other material expenditures not currently anticipated by management.

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

Item 10 - Directors and Executive Officers of the Registrant.

Item 11 - Executive Compensation.

Item 12 - Security Ownership of Certain Beneficial Owners and
          Management.

Item 13 - Certain Relationships and Related Transactions.

     The information required to be provided under Items 10 through 13 will be filed by amendment on or before March 3, 1997, to the extent required by the reporting requirements of Sections 13(a) and 15(d) of the Securities Exchange Act of 1934.

                           PART IV

Item 14 - Exhibits, Financial Statement Schedules, and Reports on Form 8-K

(a)(1) Financial Statements. The following financial statements contained in Exhibit 99 to this Form 10-K are incorporated herein by reference:

	Consolidated Statements of Income - for the years ended
	November 2, 1996, October 28, 1995 and October 29, 1994

	Consolidated Balance Sheets - November 2, 1996 and October 28,
	1995.

	Consolidated Statements of Cash Flows - for the years ended November 2, 1996, October 28, 1995 and October 29, 1994

	Consolidated Statements of Shareholders' Equity - for the
	years ended November 2, 1996, October 28, 1995 and October 29,
	1994

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

(a)(3)  Exhibits.

        (3)(a)   Amendment to Certificate of Incorporation of
                 Latshaw Enterprises, Inc.

        (3)(b)   Certificate of Incorporation of Latshaw
                 Enterprises, Inc., as amended.

        (3)(c) By-laws of Latshaw Enterprises, Inc., as amended (incorporated by reference from Exhibit (3)(d) to the Form 10-Q filed by the Company with the Commission for the quarter ended August 3, 1991).

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

        (10)(a)  Fiscal 1997 Key Management Bonus System.

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

                              Dated:  January 23, 1997

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.

Signature                     Title                          Date


*/s/John Latshaw           Chairman of the Board          January 23, 1997
 John Latshaw              of Directors, Managing
                           Director, Chief
                           Executive Officer and
                           Director


*/s/Michael E. Bukaty      President, Chief               January 23, 1997
 Michael E. Bukaty         Operating Officer
                           and Director


 /s/David G. Carr          Senior Vice-President,         January 23, 1997
 David G. Carr             Chief Financial and
                           Accounting Officer,
                           and Secretary


*/s/Eliz. A. Reid-Scott    Director                       January 23, 1997
 Elizabeth A. Reid-Scott


*/s/L. Chandler Smith      Director                       January 23, 1997
 L. Chandler Smith


*By:/s/ David G. Carr
    David G. Carr
    Attorney-in-Fact


-186201

                           Latshaw Enterprises, Inc.

            Schedule I - Condensed Financial Information of Registrant

                            Condensed Balance Sheets

                                                 November 2,      October 28,
                                                    1996              1995
                                                    (Thousands of Dollars)

Assets
Current assets:
 Cash and cash equivalents                           $    82        $    90
 Marketable equity securities                            591            450
 Refundable income taxes                                   -            116
 Prepaid expenses                                        308            306
Total current assets                                     981            962

Property, plant and equipment, net                        13             19

Deferred income taxes                                    367            393

Other assets (principally investments in
subsidiaries net of amounts due to/from
subsidiaries)                                         17,069         15,088
                                                     $18,430        $16,462

Liabilities and shareholders' equity
Current liabilities:
 Notes payable                                       $   247        $   242
 Accounts payable                                        121            153
 Accrued expenses                                        815            801
 Deferred income taxes                                    87             31
 Current portion of deferred compensation                137            138
Total current liabilities                              1,407          1,365

Long-term debt                                         2,500          2,500
Pensions and deferred compensation                       698            742
Postretirement benefit obligation                        243            266

Shareholders' equity:
 Common stock                                          2,004          2,004
 Additional paid-in capital                            4,899          4,899
 Unrealized gains on marketable equity securities        112             22
 Retained earnings                                    16,904         14,965
                                                      23,919         21,890
 Less cost of treasury stock                         (10,337)       (10,301)
                                                      13,582         11,589
                                                     $18,430        $16,462

                         Latshaw Enterprises, Inc.

                       Condensed Statements of Income

                                                  Year ended
                                 November 2,      October 28,      October 29,
                                    1996             1995             1994
                                            (Thousands of Dollars)

Management fee income             $1,123            $1,119          $1,127

Selling, general and
 administrative expenses           1,293             1,298           1,440
Interest expense                     513               237             185
Loss on sale of marketable
 equity securities                     -                 -             997
Unrealized gain on marketable
 equity securities                     -                 -            (712)
Gain on sale of other
 investments                        (189)                -               -
Other - net                         (147)               32             (21)

Loss before income taxes, equity
 in net income of subsidiaries      (347)             (448)           (762)

Income tax benefit                  (184)             (150)           (126)
Equity in net income of
 subsidiaries                      2,102             1,627           1,829

Net income                        $1,939            $1,329          $1,193

                          Latshaw Enterprises, Inc.

                       Condensed Statements of Cash Flows

                                                  Year ended
                                 November 2,      October 28,      October 29,
                                    1996             1995             1994
                                           (Thousands of Dollars)

Cash used in operating
 activities                        $ (1,345)         $  (877)       $ (715)

Investing activities:
 Proceeds from sale of
  other investments                     216                -             -
 Proceeds from sale of
  marketable equity
  securities                              -                -           158
 Purchases of property, plant
  and equipment                           -               (9)           (5)
 Purchase of subsidiary                   -             (637)         (690)
 Advances from subsidiaries           1,500            1,765         1,603
                                      1,716            1,119         1,066

Financing activities:
 Payments of notes payable             (343)            (250)         (246)
 Proceeds from issuance of
  long-term debt                          -                -             -
 Payment of long-term debt                -                -             -
 Purchase of treasury stock             (36)             (28)          (28)
                                       (379)            (278)         (274)
 Increase (decrease) in cash       $     (8)          $  (36)       $   77

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

B.  Guarantee

Wescon Products Company, a wholly-owned subsidiary of the Company, has $1,800,000 and $3,100,000 of line of credit borrowings outstanding at November 2, 1996 and October 28, 1995, respectively. Under the terms of the related debt agreements, the Company has guaranteed the payment of all principal and interest. The Company has also guaranteed the payment of principal and interest on $274,000 and $327,000 of long-term debt outstanding at November 2, 1996 and October 28, 1995, respectively, owed by Helton, Inc., an 80%-owned subsidiary.



                          Latshaw Enterprises, Inc.
             Schedule II - Valuation and Qualifying Accounts
                         Year ended November 2, 1996

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

Year ended November
 2, 1996:
Deducted from asset
 accounts:
 Allowance for
  doubtful accounts   $   121     $  72       $  -        $    31(1)    $   162
 Reserve for
  inventory
  obsolescence             49       140          -            135(3)         54
 Valuation reserve
  for deferred tax
  assets                1,385         -          -            130(4)      1,255
                      $ 1,555     $ 212       $  -        $   296       $ 1,471

Year ended October
 28, 1995:
Deducted from asset
 accounts:
 Allowance for
  doubtful accounts   $   110     $  67       $  -        $    56(1)     $  121
 Reserve for
  inventory
  obsolescence              2       130          -             83(3)         49
 Valuation reserve
  for deferred tax
  assets                1,398         -          -             13(4)      1,385
                      $ 1,510     $ 197       $  -        $   152        $1,555

Year ended October
 29, 1994:
Deducted from asset
 accounts:
 Allowance for
  doubtful accounts   $    96     $  31       $  -        $    17(1)     $  110
 Marketable equity
  securities valuation
  allowance - lower
  of cost or market       712         -          -            712(2)          -
 Reserve for
  inventory
  obsolescence             20         2          -             20(4)          2
 Valuation reserve for
  deferred tax assets   1,160       238          -              -         1,398
                      $ 1,988     $ 271       $  -        $   749        $1,510

  (1) Uncollectible accounts written off, net of recoveries.
  (2) Unrealized gains on marketable equity security portfolio.
  (3) Inventory to which this reserve was related was disposed.
  (4) Reduction in reserve attributable to the effect of capital loss carryforwards utilized to off set gains incurred from the sale of marketable securities (in 1996) and unrealized capital gains on marketable equity securities on which a valuation reserve was previously provided.

                            EXHIBIT INDEX


Assigned
Exhibit
Number              Description of Exhibit

(3)(a)     Amendment to Certificate of Incorporation of
           Latshaw Enterprises, Inc.

(3)(b)     Certificate of Incorporation of Latshaw
           Enterprises, Inc., as amended.

(3)(c) By-laws of Latshaw Enterprises, Inc., as amended (incorporated by reference from Exhibit (3)(d) to the Form 10-Q filed by the Company with the Commission for the quarter ended August 3, 1991).

(4)(a)     Form of Indenture between Latshaw
           Enterprises, Inc. and Mark Twain Bank, respecting Debentures due November 2022 (incorporated by reference from Exhibit 4(a) to Post-Effective Amendment No. 1 to the Registration Statement on Form S-2, Registration No. 33-51088, filed by the Company with the Commission on October 8, 1992).

(4)(b)     Form of Debenture due November 2022
           (incorporated by reference from Exhibit 4(b) to Post-
           Effective Amendment No. 1 to the Registration Statement on Form S-2, Registration No. 33-51088, filed by the
           Company with the Commission on October 8, 1992).

(10)(a)    Fiscal 1997 Key Management Bonus System.

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

Assigned
Exhibit
Number                 Description of Exhibit

(11)       Computation of Net Income Per Share.

(21)       Subsidiaries of Latshaw Enterprises, Inc.

(24)       Powers of Attorney

(27)       Financial Data Schedule

(99)       Company Financial Statements